Form 10-Q
period 1995-09-30
KREISLER MANUFACTURING CORP
filed 1995-11-09
CIK 56806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended          September 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number:       0-4036

                      Kreisler Manufacturing Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                        22-1044792
        -------------------------------         -------------------
        (State of other jurisdiction of          (I.R.S. employer
        incorporation or organization)          Identification No.)

         5960 Central Avenue, Suite H., St. Petersburg, Florida  33707
         -------------------------------------------------------------
                   (Address of principal executive offices)

                                (813) 347-1144
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] Yes           [ ]  No

Number of shares of Common Stock outstanding as of September 30, 1995 was 485,512 shares.

              Kreisler Manufacturing Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)         (Audited)
                                                        -------------------     ----------
                                                        First Quarter Ended     Year Ended
                                                              9/30/95            6/30/95
                                                        -------------------     ----------
Assets

Cash and cash equivalents                                   $  745,034          $  607,954
Certificates of deposit - current                              606,991             306,990
Accounts receivable - trade                                  1,132,745           1,014,362
Inventories
   Raw Materials                                               782,781             782,781
   Work in process                                             325,157             325,157
   Finished goods                                               60,900              60,900
                                                            ----------          ----------
                                                             1,168,838           1,168,838

Other current assets                                            25,639              38,034
                                                            ----------          ----------
Total current assets                                         3,679,247           3,136,178
                                                            ----------          ----------

Certificates of deposit                                        497,591             797,592
Available-for-sale securities                                     --               577,989
Property, plant & equip., at cost, less accum.deprec.          210,500             225,393
                                                            ----------          ----------
                                                            $4,387,338          $4,737,152

Liabilities and Stockholders' Equity

Accounts payable - trade                                    $   70,410          $  143,818
Accrued expenses                                                85,898             165,846
                                                            ----------          ----------
Total current liabilities                                      156,308             309,664
                                                            ----------          ----------

Stockholders' Equity

Common Stock, $.50 par value - 3,000,000 shares authorized
  485,512 & 823,451 shares issued 9/30/95 & 6/30/95
  respectively and 485,512 shares outstanding.                 242,756             411,726
Additional paid-in capital                                   1,571,703           2,667,377
Retained earnings                                            2,408,303           5,021,979
Unrealized holding gains on available-for-sale securities        8,268               3,088
                                                            ----------          ----------
                                                             4,231,030           8,104,170
                                                            ----------          ----------
Less - 337,939 shares of common stock in
  treasury, at cost                                               --            (3,676,682)
                                                            ----------          ----------
Total Stockholders' Equity                                   4,231,030           4,427,488
                                                            ----------          ----------
                                                            $4,387,338          $4,737,152
                                                            ----------          ----------

              Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

Three Months Ended September 30         1995            1994
---------------------------------------------------------------

Sales                                $1,221,784      $1,408,431
                                     ----------      ----------
Cost of goods sold                    1,368,182       1,258,817
General and administrative expenses      64,908          77,972
                                     ----------      ----------
                                      1,433,090       1,336,789
                                     ----------      ----------

Earnings (loss) from operations        (211,306)         71,642
Other income:
Interest and other earnings               9,667          26,532
                                     ----------      ----------

Earnings (loss) before taxes           (201,639)         98,174
Income tax expense                         --              --
                                     ----------      ----------

Net earnings (loss)                  $ (201,639)     $   98,174
                                     ----------      ----------
Earnings per share:
Net earnings (loss)                  $     (.42)     $      .20
                                     ----------      ----------

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended September 30                           1995          1994
-------------------------------------------------------------------------------

Cash flows from operating activities:

Net Earnings (loss)                                    $(201,639)    $   98,174

Adjustments to reconcile net loss to cash (used) provided by operating activities:

Depreciation and amortization                             14,894         17,921
Unrealized loss on investments                              --             --
Gain on sale of assets                                      --             --
(Increase) in accounts receivable - trade               (118,383)      (509,397)
Decrease in inventories                                     --           35,041
Decrease in other current assets                          12,394          5,122
(Decrease) in accounts payable - trade                   (73,408)       (72,740)
(Decrease) in accrued expenses                           (79,949)      (116,916)
                                                       ---------     ----------
Net adjustments                                         (244,452)      (640,969)
                                                       ---------     ----------
Net cash (used) provided by operations                  (446,091)      (542,795)
                                                       ---------     ----------

Cash flows from investing activities:

Purchase of investments                                     --             --
Proceeds from sale of investments                        574,029           --
Purchase of property and equipment                          --           (9,063)
Proceeds from sale of equipment                             --             --
Loss on sale of investments                                9,140           --
                                                       ---------     ----------
Net cash used in investing activities                    583,169         (9,063)
                                                       ---------     ----------

Net increase (decrease) in cash and cash equivalents     137,078       (551,858)
Cash and cash equivalents at beginning of year           607,955      1,772,507
                                                       ---------     ----------
Cash and cash equivalents at September 30              $ 745,033     $1,220,649
                                                       ---------     ----------

              Kreisler Manufacturing Corporation and Subsidiaries

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

     Net sales decreased in the first quarter of fiscal year 1996 $186,647 or 13% compared to the first quarter of fiscal year 1995. The decline reflects the ending of a major government contract and a general decline in government orders. A positive note for the first quarter is that as of September 30, 1995 the total backlog with a negligible overdue has increased 92% compared to September 30, 1994. The impressive part of this increase is that government orders were 46% of our backlog September 30, 1994 and today represents 9% of our backlog. Other customers both old and new have contributed to this improvement. It is the first time in over two years that orders did not fall off the cliff after four months. We are encouraged by this development.

     Gross margins are 12% negative for the quarter with insufficient sales to off-set overhead expenses. Overhead expenses will remain at a high level until the third and fourth quarter of this fiscal year when shipments will increase. The second quarter will continue to be weak but bringing forward production into the second quarter will give on time delivery in the third and fourth quarter while maintaining a level work force. A further reduction in force at this time would impede our ability to deliver and inhibit our opportunities for new orders. We are a top line driven company with a need to achieve a critical mass in sales to reach satisfactory profitability. As management of this company it is our responsibility to our shareholders to make money and to our employees a secure and satisfying environment now and in the future.

     Capital expenditures for the quarter were $30,000 for production equipment. Expenditure for capital equipment will be on an as need basis where quick return on investment can be realized.

     General and administration expense declined $13,000 or 17% primarily on timing differences in audit expenditure.

     Other income declined with a lower investment portfolio caused by negative cash flow. Short term liquidity management believes will be adequately provided by cash reserves to meet the needs of the business. While cash, cash equivalents and investments declined $440,384 or 19% since June 30, 1995 the Company has a current ratio of 23:1 and working capital of $3,523,000. Our balance sheet remains strong with high current ratios and no long term debt.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      KREISLER MANUFACTURING CORPORATION
                                 (Registrant)

                           By  /s/ Edward L. Stern
                              ---------------------
                                 Edward L. Stern
                              President, Treasurer

October 20, 1995