Form 10-Q
period 1995-12-31
KREISLER MANUFACTURING CORP
filed 1996-01-29
CIK 56806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended         December 31, 1995

[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from ______________ to ______________

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

                          [X] Yes           [  ]  No

Number of shares of Common Stock outstanding as of December 31, 1995 was 485,512 shares.

              Kreisler Manufacturing Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)          (Audited)
                                   --------------------     ----------
                                   Second Quarter Ended     Year Ended
                                          12/31/95            6/30/95
                                   --------------------     ----------
Assets

Cash and cash equivalents               $  436,823          $  607,954
Certificates of deposit - current          606,992             306,990
Accounts receivable - trade                515,423           1,014,362
Inventories
   Raw Materials                           974,078             782,781
   Work in process                         404,642             325,157
   Finished goods                           75,779              60,900
                                       -----------          ----------
                                         1,454,499           1,168,838

Other current assets                        13,865              38,034
                                       -----------          ----------
Total current assets                     3,027,602           3,136,178
                                       -----------          ----------

Certificates of deposit                    497,591             797,592
Available-for-sale securities                 --               577,989
Property, plant & equip., at cost,
    less accum.deprec.                     226,412             225,393
                                       -----------          ----------
                                        $3,751,605          $4,737,152
                                       -----------          ----------

Liabilities and Stockholders' Equity

Accounts payable - trade                $  112,353          $  143,818
Accrued expenses                           134,716             165,846
                                       -----------          ----------
Total current liabilities                  247,069             309,664
                                       -----------          ----------

Stockholders' Equity

Common Stock, $.50 par value -
    3,000,000 shares authorized
    485,512 & 823,451 shares issued
    9/30/95 & 6/30/95 respectively
    and 485,512 shares outstanding.        242,756             411,726
Additional paid-in capital               1,571,702           2,667,377
Retained earnings                        1,681,810           5,021,979
Unrealized holding gains on
    available-for-sale securities            8,268               3,088
                                       -----------          ----------

                                         3,504,536           8,104,170
                                       -----------          ----------

Less - 337,939 shares of common
    stock in treasury, at cost                --            (3,676,682)
                                       -----------          ----------

Total Stockholders' Equity               3,504,536           4,427,488
                                       -----------          ----------
                                        $3,751,605          $4,737,152
                                       -----------          ----------

              Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


Three Months Ended December 31            1995          1994
----------------------------------------------------------------

Sales                                 $  824,737    $ 1,356,817
                                     -----------    -----------
Cost of goods sold                     1,475,651      1,428,479
General and administrative expenses       91,611         75,910
                                     -----------    -----------
                                       1,567,262      1,504,389
                                     -----------    -----------
Earnings (loss) from operations         (742,525)      (147,572)
Other income:
Interest and other earnings               16,031         68,922
                                     -----------    -----------
Earnings (loss) before taxes            (726,494)       (78,650)
Income tax expense                         --              --
                                     -----------    -----------
Net earnings (loss)                  $  (726,494)   $   (78,650)
                                     -----------    -----------
Earnings per share:
Net earnings (loss)                  $     (1.49)   $      (.16)
                                     -----------    -----------

Six Months Ended December 31             1995           1994
----------------------------------------------------------------

Sales                                $ 2,046,522    $ 2,765,248
                                     -----------    -----------
Cost of goods sold                     2,843,833      2,687,296
General and administrative expenses      156,520        153,882
                                     -----------    -----------
                                       3,000,353      2,841,178
                                     -----------    -----------
Earnings (loss) from operations         (953,831)       (75,930)
Other income:
Interest and other earnings               25,698         95,454
                                     -----------    -----------
Earnings (loss) before taxes            (928,133)        19,524
Income tax expense                          --             --
                                     -----------    -----------
Net earnings (loss)                  $  (928,133)   $    19,524
                                     -----------    -----------
Earnings per share:
Net earnings (loss)                  $     (1.91)   $       .04
                                     -----------    -----------

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Six Months Ended December 31                           1995           1994
----------------------------------------------------------------------------

Cash flows from operating activities:

Net Earnings (loss)                                  $(928,133)   $   19,524

Adjustments to reconcile net loss to cash (used) provided by operating activities:

Depreciation and amortization                           29,788        35,842
Unrealized loss on investments                            --            --
Gain on sale of assets                                    --            --
(Increase) decrease in accounts receivable             498,938      (238,414)
(Increase) decrease in inventories                    (285,660)     (122,337)
(Increase) decrease in other current assets             24,168       259,011
Increase (decrease) in accounts payable                (31,465)      (24,516)
Increase (decrease) in accrued expenses                (31,131)     (111,574)
                                                     ---------    ----------
Net adjustments                                        204,638      (201,989)
                                                     ---------    ----------
Net cash (used) provided by operations                (723,495)     (182,466)
                                                     ---------    ----------

Cash flows from investing activities:

Purchase of investments                                   --            --
Proceeds from sale of investments                      574,029          --
Purchase of property and equipment                     (30,806)       (9,063)
Proceeds from sale of equipment                           --            --
Loss on sale of investments                              9,140          --
                                                     ---------    ----------
Net cash used in investing activities                  552,363        (9,063)
                                                     ---------    ----------

Net increase (decrease) in cash and
    cash equivalents                                  (171,132)     (191,529)
Cash and cash equivalents at beginning of year         607,955     1,772,507
                                                     ---------    ----------
Cash and cash equivalents at December 31             $ 436,823    $1,580,978
                                                     ---------    ----------

              Kreisler Manufacturing Corporation and Subsidiaries

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
              THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995


     Net sales decreased in the second quarter of fiscal year 1996 $532,000 or 39% compared to the second quarter of fiscal year 1995. Net sales for the six months declined $719,000 or 26% as compared to the same period in 1994. As discussed in our first quarter management discussion, we anticipated this decline based on delivery schedules. Our backlog has increased 70% since June 30, 1995. It would appear that the macro economics of our industry are improving which would bode well for our business.

     Our losses for the second quarter of 1996 were $(726,000) compared to a loss of $(79,000) in the same period in 1994. Our decision to maintain our work force in anticipation of delivery requirements in the third quarter affected our profits and our cash flow. We are using our cash reserves to restructure our organization.

     Total cash and investment's reserves declined from $2,290,000 as of June 30, 1995, to $1,532,000 as of December 31, 1995, $758,000 or 33%. Our
debt is minimal, continued losses at this rate could put the company in jeopardy. Our working capital of $2,781,000 and a current ratio of 12.1 would appear adequate to sustain us, but continued losses of this magnitude must end or the future of this company is in doubt.

                                   SIGNATURE
                                   ---------


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


January 22, 1996