Form 10-Q
period 1996-03-31
KREISLER MANUFACTURING CORP
filed 1996-04-30
CIK 56806

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                         March  31, 1996
                                            ----------------

[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from ___________________ to __________________

Commission File Number:              0-4036
                                     ------


                      Kreisler Manufacturing Corporation
            (Exact name of registrant as specified in its charter)

            Delaware                                    22-1044792
     (State of other jurisdiction of                (I.R.S. employer
      incorporation or organization)                 Identification No.)

         5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
                   (Address of principal executive offices)

                                (813) 347-1144
             (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Number of shares of Common Stock outstanding as of March 31, 1996 was 485,512 shares.




              Kreisler Manufacturing Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)    (Audited)
                                                          Third Quarter
                                                             Ended        Year Ended
                                                             3/31/96        6/30/95
                                                          -------------  -----------
Assets

Cash and cash equivalents                                 $   113,470    $   607,954
Certificates of deposit - current                             594,000        306,990
Accounts receivable - trade                                 1,323,222      1,014,362
Inventories
   Raw Materials                                              864,699        782,781
   Work in process                                            361,367        325,157
   Finished goods                                              64,529         60,900
                                                          -----------    -----------
                                                            1,290,595      1,168,838

Other current assets                                           15,631         38,034
                                                          -----------    -----------
Total current assets                                        3,336,918      3,136,178
                                                          -----------    -----------

Certificates of deposit                                       497,590        797,592
Available-for-sale securities                                    --          577,989
Property, plant & equip., at cost, less accum.deprec.         217,488        225,393
                                                          -----------    -----------
                                                          $ 4,051,996    $ 4,737,152
                                                          -----------    -----------

Liabilities and Stockholders' Equity

Accounts payable - trade                                  $   449,228    $   143,818
Accrued expenses                                              179,191        165,846
                                                          -----------    -----------
Total current liabilities                                     628,419        309,664
                                                          -----------    -----------

Stockholders' Equity

Common Stock, $.50 par value - 3,000,000 shares
  authorized 485,512 & 823,451 shares issued
  3/31/96 & 6/30/95 respectively and 485,512
  shares outstanding.                                         242,756        411,726
Additional paid-in capital                                  1,571,702      2,667,377
Retained earnings                                           1,600,851      5,021,979
Unrealized holding gains on available-for-sale

  securities                                                    8,268          3,088
                                                          -----------    -----------
                                                            3,423,577      8,104,170
                                                          -----------    -----------

Less - 337,939 shares of common stock in
  treasury, at cost                                              --       (3,676,682)
                                                          -----------    -----------

Total Stockholders' Equity                                  3,423,577      4,427,488
                                                          $ 4,051,996    $ 4,737,152
                                                          -----------    -----------


              Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)




Three Months Ended March 31                1996           1995
                                           ----           ----
Sales                                 $ 1,903,434    $ 1,251,339
                                      -----------    -----------
Cost of goods sold                      1,942,475      1,657,105
General and administrative expenses        64,609         70,097
                                      -----------    -----------

                                        2,007,084      1,727,202
                                      -----------    -----------
Earnings (loss) from operations          (103,650)      (475,863)
Other income:
Interest and other earnings                22,691         32,945
                                      -----------    -----------
Earnings (loss) before taxes              (80,959)      (442,918)
Income tax expense                           --             --
                                      -----------    -----------
Net earnings (loss)                   $   (80,959)   $  (442,918)
Earnings per share:
Net earnings (loss)                   $      (.17)   $      (.88)
                                      -----------    -----------


Nine Months Ended March 31                1996           1995
                                          ----           ----

Sales                                 $ 3,949,956    $ 4,016,587
                                      -----------    -----------
Cost of goods sold                      4,786,309      4,344,401
General and administrative expenses       221,128        223,979
                                      -----------    -----------

                                        5,007,437      4,568,380
                                      -----------    -----------
Earnings (loss) from operations        (1,057,481)      (551,793)
Other income:
Interest and other earnings                48,389        128,399
                                      -----------    -----------
Earnings (loss) before taxes           (1,009,092)      (423,394)
Income tax expense                           --             --
                                      -----------    -----------
Net earnings (loss)                   $(1,009,092)   $  (423,394)
                                      -----------    -----------
Earnings per share:
Net earnings (loss)                   $     (2.08)   $      (.84)
                                      -----------    -----------


              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Nine Months Ended March 31                                  1996          1995
                                                            ----          ----
Cash flows from operating activities:

Net Earnings (loss)                                    $(1,009,092)   $  (423,394)

Adjustments to reconcile net loss to
  cash (used) provided by operating
  activities:

Depreciation and amortization                               44,682         53,764
Unrealized loss on investments                                --             --
Gain on sale of assets                                        --             --
(Increase) decrease in accounts receivable                (308,860)      (102,260)
(Increase) decrease in inventories                        (121,757)      (80,070)
(Increase) decrease in other current assets                 22,403        257,154
Increase (decrease) in accounts payable                    305,410        (18,923)
Increase (decrease) in accrued expenses                     13,345       (107,089)
                                                       -----------    -----------
Net adjustments                                            (44,477)         2,576
                                                       -----------    -----------
Net cash (used) provided by operations                  (1,053,869)      (420,818)
                                                       -----------    -----------
Cash flows from investing activities:

Purchase of investments                                       --             --
Proceeds from sale of investments                          587,020           --
Purchase of property and equipment                         (36,777)       (11,581)
Proceeds from sale of equipment                               --             --
Loss on sale of investments                                  9,140           --
                                                       -----------    -----------
Net cash used in investing activities                      559,383        (11,581)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (494,485)      (432,399)
Cash and cash equivalents at beginning of year             607,955      3,489,298
                                                       -----------    -----------
Cash and cash equivalents at March 31                  $   113,470    $ 3,056,899
                                                       -----------    -----------



              Kreisler Manufacturing Corporation and Subsidiaries

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996


         Sales results for the third quarter ended March 31, 1996, improved over the prior year. Sales increased for the quarter $652,000 or 52%, and for the nine months declined $66,000 or 2%. In the third quarter, direct labor and overhead declined 47% and 10% points respectively, as a percent of sales. Material costs declined ten percentage points.

         Loss for the quarter was $81,000 or 4.3% compared to a loss of $443,000 or 35.4% for the comparable period in 1995. The current nine month losses are $1,009,000 or 25.5% compared to a loss of $423,000 or 10.5% in the same period of the prior year. This current nine month loss reflects second quarter sales of $825,000. While the second quarter results have impacted our losses for fiscal year 1995-1996, we are encouraged with the change in direction in the third quarter.

         Our balance sheet remains strong. Our cash/investments have declined since June 30, 1995 by over a million dollars or 53%. Our cash/investment balances are presently at approximately $1,200,000 with receivables over $1,300,000 and no long term debt.

         The aerospace industry appears to have bottomed out; airlines are showing healthy profits and they are purchasing aircraft. At the present time we are beginning to experience the increased demand in new orders. In the third quarter we demonstrated our ability to perform and be responsive to customer requirements. We anticipate continuous improvement in our pursuit of engineering and manufacturing excellence and, with increased demand, a return to profitability.





                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)





                       By   /s/ Edward L. Stern
                                Edward L. Stern
                              President, Treasurer


April 23, 1996





                                                         FOR IMMEDIATE RELEASE
                                                     CONTACT:  EDWARD L. STERN
                                                                     PRESIDENT


KREISLER
MANUFACRUTING CORPORATION

                      KREISLER MANUFACTURING CORPORATION
                  THIRD QUARTER AND NINE MONTHS 1995 - 1996

Net loss of Kreisler Manufacturing Corporation was $.17 per share of common stock in the third quarter of 1996 compared with a net loss of $ .88 per share in the third quarter of 1995. Net loss for the nine months was $2.08 compared with $ .84 per share in the comparable period of 1995.

March 31 (Unaudited)      Third Quarter          Nine Months
                         1996       1995       1996       1995
                         ----       ----       ----       ----
Sales                 $ 1,903    $ 1,252    $ 3,950    $ 4,017
                      -------    -------    -------    -------
Net earnings (loss)       (81)      (442)    (1,009)      (423)
                      -------    -------    -------    -------
Net loss per share    $  (.17)   $  (.88)   $ (2.08)   $  (.84)
                      -------    -------    -------    -------

Consolidated Balance Sheets
(in thousands) (Unaudited)                          3/31/96  6/30/95
                                                    -------  -------
Assets
Cash, cash equivalents and investments              $  113   $  607
Certificates of deposit - current                      594      307
Accounts receivable                                  1,323    1,014
Inventories                                          1,291    1,169
Other current assets                                    16       38
                                                    ------   ------
Total current assets                                 3,337    3,136
                                                    ------   ------
Certificates of deposit                                498      798
Available-for-sale securities                         --        578
Property and equipment-at cost, less depreciation      217      225
                                                    ------   ------
                                                    $4,052   $4,737
                                                    ------   ------

Liabilities and Common Stockholders' Equity
Accounts payable                                    $  449   $  144
Accrued expenses                                       179      166
                                                    ------   ------
Total current liabilities                           $  628   $  310
                                                    ------   ------
Total stockholders' equity                          $3,424   $4,427

                                                    ------   ------
                                                    $4,052   $4,737
                                                    ------   ------

Stockholders' equity is $7.05 per share as of March 31, 1996, compared with $10.77 a year earlier.

Kreisler Manufacturing Corporation (OTC-KRSL) fabricates metal component parts and assemblies for both military and commercial aircraft engines including manifold assemblies, impingement tubes and blade locks.