Form 10-K405
period 1996-06-30
KREISLER MANUFACTURING CORP
filed 1996-09-25
CIK 56806

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Anual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1996
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                   to
                               -----------------    -------------------
Commission File Number:  0-4036

                       Kreisler Manufacturing Corporation
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     22-1044792
- ------------------------------------------------------------------------------
   (State of other jurisdiction of                       I.R.S. employer
   incorporation or organization)                     Identification Number)

          5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
- ------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
                                  813-347-1144

Securities registered pursuant to Section 12(b) of the Act:
                                 Not applicable

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock $.50 par value per share
- ------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes           [ ]  No

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $775,316 (1).

Number of shares of Common Stock outstanding as of June 30, 1996 was 485,512 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference in Parts II and IV of this Report.

With the exception of the information incorporated by reference in Parts II and IV of this Report, the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company's Proxy Statement to be filed in connection with its 1996 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report.

Other documents incorporated by reference are listed in the Exhibit Index.

- ------------------------------------------------------------

(1)The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's common stock multiplied by the average of the closing high and low price for the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System on June 28, 1996. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                               TABLE OF CONTENTS

                          FORM 10-K ANNUAL REPORT 1996

                       KREISLER MANUFACTURING CORPORATION

                                                                      PAGE NO.

PART I

         ITEM 1.  BUSINESS                                                1
         ITEM 2.  PROPERTIES                                              3
         ITEM 3.  LEGAL PROCEEDINGS                                       4
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITIES HOLDERS                                    4

PART II

         ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                    RELATED SECURITY HOLDER MATTERS                       4
         ITEM 6.  SELECTED FINANCIAL DATA                                 5
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                            5
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA              5
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE                                            5

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
                    REGISTRANT                                            6
         ITEM 11. EXECUTIVE COMPENSATION                                  6
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT                                 6
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS                                          6

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                 6

                  SIGNATURES                                              9

                                     PART I

Item 1.   Business

Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") manufacture precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines. There are no material changes in the nature of the business done by the Company during the fiscal year ended June 30, 1996.

Products

The Company fabricates precision metal components and assemblies primarily for aircraft engines with both military and commercial application. These products fall into three categories. The primary category is manifold assemblies consisting of fuel manifolds, air lines, oil lines and de-icer lines. Fuel manifolds supply fuel to the combustion section of the engine. Air lines carry air to cool sections of the engine. Oil lines transfer oil to lubricate various bearings in the engine. De-icer lines transmit hot air to the engine to prevent icing.

The second category is blade locks, small metal stampings used at the base of turbine blades to lock the blades to the hub.

The third category is baffles or impingement tubes which are inserted into vanes located in the combustion section of the engine for cooling purposes. These are sheet metal parts formed generally in the shape of an airfoil with orifices to achieve this cooling.

Sales in these three categories exceeded 90% of the Company's total sales during each of the company's past three fiscal years. For the fiscal year ended June 30, 1996, the sales activity was approximately 40% for military aircraft engines and 60% for commercial aircraft engines.

Substantially all sales of products are made through an in-house sales staff supported by a government sales representative. All products are manufactured to the blueprints and specifications of the particular customer. Orders for these are received through competitive proposals, which are made in response to requests for bids from contractors who are frequently supplying engines to various branches of the United States Government or commercial business.

Customers

Three customers of the Company accounted for 10% or more of the consolidated net sales in the fiscal year ended June 30, 1996. The sales to two industrial customers accounted for 38% and 16% of sales; sales to various branches of the United States Government amounted to 10%. For fiscal 1997, it is anticipated that sales to each of these customers will continue to be in excess of 10% of the Company's consolidated net sales.



Competition

The fields in which the company operates are highly competitive and among its competitors are enterprises which are substantially larger than it and possess greater financial, production and marketing resources, as well as numerous smaller concerns. The Company is not a significant factor in its fields. The principal methods of competition are price, quality and delivery. In today's market flexibility, quality, cost and speed are required elements. The Company is competitive on all the above elements.


Backlog

At both June 30, 1996 and 1995, the Company had a consolidated order backlog of approximately $6,000,000 and $3,000,000 respectively. The backlog with one industrial customer amounts to $2,200,000, and another industrial customer $1,381,000 at June 30, 1996 of which $3,381,000 is expected to be shipped during the 1997 fiscal year. The backlog with the United States Government amounts to $850,000 of which all is expected to be shipped during the fiscal year ended in 1997. In addition there will be new orders received from all three customers for current fiscal year shipments.


Sources of Supply

The Company does not have any long-term or fixed requirement agreements with its suppliers.

Materials for the products within the Company are purchased, as required, from various suppliers. At times, approved vendors are designated by the Company's customers. The Company believes alternative sources of supply for materials are available at reasonable prices.

Production

Fabricated precision metal components or assemblies are manufactured and assembled by the Company to customer specifications. To meet the exacting requirements of its customers, the Company must exercise rigid quality control.


Employees

At June 30, 1996, the Company employed approximately 75 persons. Approximately 45 are subject to collective bargaining agreement with the United Service Employees Union.


Government Regulations


The Company is subject to various Federal and State regulations concerning the conduct of its business including regulations under the Occupational Health and Safety Act and various acts dealing with the environment. By letter dated June 22, 1993 from the Environmental Protection Agency, the Agency notified Kreisler that it had evaluated information relating to the transportation of waste in 1962-1963-1964 to the Caldwell Trucking Company Superfund Site and based upon this information EPA believes that Kreisler is a Potentially Responsible Party pursuant to Section 107(a) of the Comprehensive Environmental Response compensation and Liability Act, 42 U.S.C. Section 9607(a). The letter from EPA notified Kreisler of its potential liability for all costs incurred and to be incurred by the government relating to the Site. According to the letter, under CERCLA, and other laws, potentially liable parties, such as Kreisler, may be ordered to perform response actions deemed necessary by EPA to protect the public health, welfare or the environment, and may be liable for all costs incurred by the government in responding to any release or threatened release at the Site.

A material portion of the business of the Company is subject to provisions which permit the termination of contracts at the election of the U.S. Government or its prime contractors. Contracts with the U.S. Government and with suppliers to the U.S. Government generally provide for termination at any time for the convenience of the U.S. Government and its prime contractors, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned but for the termination.


Item 2.   Properties

The Company's industrial plant is located at Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 40 years old and the average age of the equipment is 15 years. The lease expires October 1, 2000. The annual lease expense on the plant facilities is $79,992.

During fiscal 1996, $38,000 of capital expenditures were made. Management believes that the Company's present industrial plant facilities are suitable for the Company's current and near term operations.


Item 3.   Legal Proceedings

Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.



                                    PART II

Item 5. Market for the registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock is traded in the over the counter market and is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ). There is not established public trading market for the Company's Common Stock. The following table sets forth the market prices for the Common Stock for each quarter in the two year period ended June 30, 1996.

Quarter                    1996                                1995
- -------                    ----                                ----
                   High             Low                 High             Low
                   ----             ---                 ----             ---
Fourth            4 1/2            2 3/4               8                6 1/4
Third             5 1/4            2 3/4               6 1/4            6 1/4
Second            5 1/2            4 1/4               6 3/4            6 1/4
First             6 1/4            5 1/2               6 3/4            6 3/4

The Company has not paid any dividends during the last three fiscal years. The holder of the Company's Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. It is the Company's current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 1996, the Company had approximately 400 Stockholders of record.


Item 6.   Selected Financial Data

"Corporate Financial Statement" on page 11 of the Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis" on page 9 of the Annual Report to Stockholders is incorporated herein by reference.


Item 8.   Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries and the Auditor's Report included on pages 1 through 8 of the Annual Report to Stockholders for the year ended June 30, 1996 are incorporated herein by reference:


         Consolidated Balance Sheets - June 30, 1996 and 1995

         Consolidated Statements of Operations - Years Ended June 30, 1996, 1995, and 1994

         Consolidated Statements of Cash Flows - Years Ended June 30, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 11.   Executive Compensation

Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.


Item 13.   Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders to be filed pursuant to General Instruction G(3) to Form 10-K.



                                    PART IV

Item 14.   Exhibits and Financial Statement Schedules

(a)      List of Documents filed as part of this Report.

1. Financial Statements. The consolidated financial statement set forth under Item 8 of this Report.

2.       Financial Statement Schedules Included in Part IV of this Report. None.

         Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.       Exhibits Filed Pursuant to Item 601 of Regulation S-K.

         11.  Statement re computation of per share earnings.

         13. Annual Report to Stockholders for the fiscal year ended June 30, 1996 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

         22. Subsidiaries of the Registrant: The only significant subsidiary of the Registrant is Kreisler Industrial Corporation, a New Jersey corporation, all of whose outstanding stock is owned by the Registrant.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the Company's fiscal year ending June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly casued this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KREISLER MANUFACTURING CORPORATION



                                            By       /s/  Edward L. Stern
                                               -------------------------------
                                                  Edward L. Stern, President

Date:  September 16, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                  TITLE                          DATE
- ----                                  -----                          ----

/s/ Edward L. Stern        Director, President and Chief     September 16, 1996
- ------------------------   Financial Officer (Principal
                           Executive Officer, Principal
                           Financial Officer and Principal
                           Accounting Officer)

/s/ Robert S. Krupp        Director                          September 16, 1996
- ------------------------

/s/ Harry Brill-Edwards    Director                          September 16, 1996
- ------------------------

/s/ Edward A. Stern        Director, Vice-President          September 16, 1996
- ------------------------

/s/ Michael D. Stern       Director, Vice-President          September 16, 1996
- ------------------------