Form 10-K405/A
period 1996-06-30
KREISLER MANUFACTURING CORP
filed 1996-10-03
CIK 56806

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X] Anual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1996
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                   to
                               -----------------    -------------------
Commission File Number:  0-4036

                       Kreisler Manufacturing Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     22-1044792
------------------------------------------------------------------------------
   (State of other jurisdiction of                       I.R.S. employer
   incorporation or organization)                     Identification Number)

          5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:
                                  813-347-1144

Securities registered pursuant to Section 12(b) of the Act:
                                 Not applicable

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock $.50 par value per share
------------------------------------------------------------------------------
                                (Title of Class)

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

Quarter                    1996                                1995
-------                    ----                                ----
                   High             Low                 High             Low
                   ----             ---                 ----             ---
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

NAME                                  TITLE                          DATE
----                                  -----                          ----

/s/ Edward L. Stern        Director, President and Chief     September 16, 1996
------------------------   Financial Officer (Principal
                           Executive Officer, Principal
                           Financial Officer and Principal
                           Accounting Officer)

/s/ Robert S. Krupp        Director                          September 16, 1996
------------------------

/s/ Harry Brill-Edwards    Director                          September 16, 1996
------------------------

/s/ Edward A. Stern        Director, Vice-President          September 16, 1996
------------------------

/s/ Michael D. Stern       Director, Vice-President          September 16, 1996
------------------------