Form 10-Q
period 1996-09-30
KREISLER MANUFACTURING CORP
filed 1996-10-24
CIK 56806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                    For the period ended September 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

             For the transition period from _________ to _________

                         Commission File Number: 0-4036

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

              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes  [ ] No

Number of shares of Common Stock outstanding as of September 30, 1996 was 485,512 shares.

               Kreisler Manufacturing Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)     (Audited)
------------------------------------------------------------------------------------------
                                                               First Quarter
                                                                   Ended        Year Ended
                                                                  9/30/96         6/30/96
------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                       $  746,667      $  587,063
Certificates of deposit - current                                     --           300,000
Accounts receivable - trade                                        968,540         891,360
Inventories
   Raw Materials                                                 1,058,619       1,058,619
   Work in process                                                 465,034         465,034
   Finished goods                                                   49,961          49,961
------------------------------------------------------------------------------------------
                                                                 1,573,614       1,573,614

Other current assets                                                18,404          21,833
------------------------------------------------------------------------------------------
Total current assets                                             3,307,225       3,373,870
------------------------------------------------------------------------------------------
Certificates of deposit                                            525,383         525,344
Available-for-sale securities                                         --              --
Property, plant & equip., at cost, less accum.deprec.              189,200         204,093
------------------------------------------------------------------------------------------
                                                                $4,021,808      $4,103,307
------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Accounts payable - trade                                        $  372,490      $  401,896
Accrued expenses                                                   123,201         199,930
------------------------------------------------------------------------------------------
Total current liabilities                                          495,691         601,826
------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.50 par value - 3,000,000 shares authorized
  485,512 & 823,451 shares issued for 1996 & 1995
  respectively and 485,512 shares outstanding.                     242,756         242,756
Additional paid-in capital                                       1,571,703       1,571,703
Retained earnings                                                1,711,658       1,687,022
Unrealized holding gains on available-for-sale securities             --              --
------------------------------------------------------------------------------------------
                                                                 3,526,116       3,501,481
------------------------------------------------------------------------------------------
Less - 337,939 shares of common stock in
  treasury, at cost                                                   --              --
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       3,526,116       3,501,481
------------------------------------------------------------------------------------------
                                                                $4,021,808      $4,103,307
------------------------------------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

       -----------------------------------------------------------------
       Three Months Ended September 30             1996           1995
       -----------------------------------------------------------------
       Sales                                  $ 1,830,841    $ 1,221,784
       -----------------------------------------------------------------
       Cost of goods sold                       1,747,598      1,368,182
       General and administrative expenses         64,652         64,908
       -----------------------------------------------------------------
                                                1,812,250      1,433,090
       -----------------------------------------------------------------
       Earnings (loss) from operations             18,591       (211,306)
       Other income:
       Interest and other earnings                  6,044          9,667
       -----------------------------------------------------------------
       Earnings (loss) before taxes                24,635       (201,639)
       Income tax expense                            --             --
       -----------------------------------------------------------------
       Net earnings (loss)                    $    24,635    $  (201,639)
       -----------------------------------------------------------------
       Earnings per share:
       Net earnings (loss)                    $       .05    $      (.42)
       -----------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

   -------------------------------------------------------------------------
   Three Months Ended September 30                      1996          1995
   -------------------------------------------------------------------------
   Cash flows from operating activities:

   Net Earnings (loss)                               $  24,635     $(201,639)

   Adjustments to reconcile net loss to cash
     (used) provided by operating activities:

   Depreciation and amortization                        14,894        14,894
   Unrealized loss on investments                         --            --
   Gain on sale of assets                                 --            --
   (Increase) in accounts receivable - trade           (77,180)     (118,383)
   Decrease in inventories                                --            --
   Decrease in other current assets                      3,430        12,394
   (Decrease) in accounts payable - trade              (29,406)      (73,408)
   (Decrease) in accrued expenses                      (76,730)      (79,949)
   -------------------------------------------------------------------------
   Net adjustments                                    (164,992)     (244,452)
   -------------------------------------------------------------------------
   Net cash (used) provided by operations             (140,357)     (446,091)
   -------------------------------------------------------------------------

   Cash flows from investing activities:

   Purchase of investments                                 (39)         --
   Proceeds from sale of investments                   300,000       574,029
   Purchase of property and equipment                     --            --
   Proceeds from sale of equipment                        --            --
   Loss on sale of investments                            --           9,140
   -------------------------------------------------------------------------
   Net cash used in investing activities               299,961       583,169
   -------------------------------------------------------------------------

   Net increase (decrease) in cash and cash
     equivalents                                       159,604       137,078
   Cash and cash equivalents at beginning of year      587,063       607,955
   -------------------------------------------------------------------------
   Cash and cash equivalents at September 30         $ 746,667     $ 745,033
   -------------------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Net sales increased in the first quarter of fiscal year 1997 $609,000 or 50% as compared to the first quarter of fiscal year 1996. As aerospace soars, particularly in commercial aircraft, so does our backlog. Compared to the same period in the prior year, our backlog has increased approximately 60%.

     As sales have increased we have achieved two profitable quarters. Earnings for the first quarter of fiscal year 1997 were $25,000 or 1%, as compared to a loss of $202,000 or 17% for the same period in the prior year; an improvement of $226,000 or 112%.

     Selling, General and Administrative expenses remained approximately the same in the first quarter for both fiscal years.

     Interest and other income declined slightly with a lower investment portfolio.

     Short term liquidity, management believes, will be adequately provided by profitability and/or cash reserves to meet the needs of the business. For the quarter, cash provided by operations was negative $140,000; primarily with an increase in accounts receivables, decrease in accounts payable and decrease in accrued expenses. Only higher profit margins with increased sales will correct this condition, or additional cash reserves will be required, which presently is $1,272,000. Our balance sheet remains strong with a 6.7:1 current ratio, a quick asset ratio (cash and receivables) of 3.5:1, $2,812,000 working capital and no long term debt. With potentially strong earnings, on time delivery and a healthy balance sheet, Kreisler will have achieved a competitive advantage for growth.

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

October 16, 1996