Form 10-Q
period 1996-12-31
KREISLER MANUFACTURING CORP
filed 1997-01-31
CIK 56806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended                         December 31, 1996
                                            ------------------

[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission File Number:                        0-4036
                                               ______

                       Kreisler Manufacturing Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                            22-1044792
--------------------------------------------------------------------------------
         (State of other jurisdiction of              (I.R.S. employer
         incorporation or organization)              Identification No.)


          5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (813) 347-1144
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              [X] Yes     [ ] No

Number of shares of Common Stock outstanding as of December 31, 1996 was 485,512 shares.

               Kreisler Manufacturing Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)        (Audited)
----------------------------------------------------------------------------------------------
                                                            Second Quarter Ended    Year Ended
                                                                   12/31/96          6/30/96
----------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                         $  560,988        $  587,063
Certificates of deposit - current                                       --             300,000
Accounts receivable - trade                                        1,463,006           891,360
Inventories
   Raw Materials                                                     973,008         1,058,619
   Work in process                                                   266,615           465,034
   Finished goods                                                     29,556            49,961
----------------------------------------------------------------------------------------------
                                                                   1,269,179         1,573,614

Other current assets                                                  14,974            21,833
----------------------------------------------------------------------------------------------
Total current assets                                               3,308,147         3,373,870
----------------------------------------------------------------------------------------------

Certificates of deposit                                              540,047           525,344
Property, plant & equip., at cost, less accum.deprec                 184,933           204,093
----------------------------------------------------------------------------------------------
                                                                  $4,033,127        $4,103,307
----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Accounts payable - trade                                          $  420,441        $  401,896
Accrued expenses                                                     176,705           199,930
----------------------------------------------------------------------------------------------
Total current liabilities                                            597,146           601,826
----------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.50 par value - 3,000,000 shares authorized
  485,512 & 823,451 shares issued for 1996 & 1995
   respectively and 485,512 shares outstanding                       242,756           242,756
Additional paid-in capital                                         1,571,702         1,571,703
Retained earnings                                                  1,621,523         1,687,022
----------------------------------------------------------------------------------------------

                                                                   3,435,981         3,501,481
----------------------------------------------------------------------------------------------

Total Stockholders' Equity                                         3,435,981         3,501,481
----------------------------------------------------------------------------------------------
                                                                  $4,033,127        $4,103,307
----------------------------------------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

--------------------------------------------------------------------------
Three Months Ended December 31                1996                1995
--------------------------------------------------------------------------
Sales                                      $ 2,454,638         $   824,737
--------------------------------------------------------------------------
Cost of goods sold                           2,490,503           1,475,651
General and administrative expenses             80,170              91,611
--------------------------------------------------------------------------

                                             2,570,673           1,567,262
--------------------------------------------------------------------------
Earnings (loss) from operations               (116,035)           (742,525)
Other income:
Interest and other earnings                     25,901              16,031
--------------------------------------------------------------------------

Earnings (loss) before taxes                   (90,134)           (726,494)
Income tax expense                                --                  --
--------------------------------------------------------------------------
Net earnings (loss)                        $   (90,134)        $  (726,494)
--------------------------------------------------------------------------
Earnings per share:
Net earnings (loss)                        $      (.19)        $     (1.49)
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Six Months Ended December 31                  1996                1995
--------------------------------------------------------------------------
Sales                                      $ 4,285,479         $ 2,046,522
--------------------------------------------------------------------------
Cost of goods sold                           4,238,101           2,843,833
General and administrative expenses            144,823             156,520
--------------------------------------------------------------------------

                                             4,382,924           3,000,353
--------------------------------------------------------------------------
Earnings (loss) from operations                (97,445)           (953,831)
Other income:
Interest and other earnings                     31,945              25,698
--------------------------------------------------------------------------
Earnings (loss) before taxes                   (65,500)           (928,133)
Income tax expense                                --                  --
------------------------------------------------------------   -----------

Net earnings (loss)                        $   (65,500)        $  (928,133)
--------------------------------------------------------------------------
Earnings per share:
Net earnings (loss)                        $      (.14)        $     (1.91)
--------------------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

---------------------------------------------------------------------------------------
Six Months Ended December 31                                  1996              1995
----------------------------------------------------------------------------- ---------
Cash flows from operating activities:

Net Earnings (loss)                                         $ (65,500)        $(928,133)

Adjustments to reconcile net loss to cash (used) provided by operating activities:

Depreciation and amortization                                  26,479            29,788
 (Increase) decrease in accounts receivable                  (571,646)          498,938
(Increase) decrease in inventories                            304,435          (285,660)
(Increase) decrease in other current assets                     6,859            24,168
Increase (decrease) in accounts payable                        18,545           (31,465)
Increase (decrease) in accrued expenses                       (23,226)          (31,131)
---------------------------------------------------------------------------------------
Net adjustments                                              (238,554)          204,638
---------------------------------------------------------------------------------------
Net cash (used) provided by operations                       (304,054)         (723,495)
---------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchase of investments                                       (14,704)             --
Proceeds from sale of investments                             300,000           574,029
Purchase of property and equipment                             (7,318)          (30,806)
Loss on sale of investments                                      --               9,140
---------------------------------------------------------------------------------------
Net cash used in investing activities                         277,978           552,363
---------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (26,076)         (171,132)
Cash and cash equivalents at beginning of year                587,064           607,955
---------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                    $ 560,988         $ 436,823
---------------------------------------------------------------------------------------

              Kreisler Manufacturing Corporation and Subsidiaries

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996

         Net sales increased in the second quarter of fiscal year 1996-1997 $1,630,000 or 198% as compared to the same period in the prior year. Net sales for the six months ended December 31, 1996 increased $2,239,000 or 109% as compared to the six months ended December 31, 1995. The improved sales performance reflects increased commercial aircraft demand more than offsetting declining military requirements.

         Net loss for the second quarter ended December 31,1996 was $90,000 or 3.7%, after an inventory adjustment of $304,000, compared to a loss of $727,000 or 88% during the same period in fiscal year 1995-96. Net loss for the six months ended December 31, 1996 was $66,000 or 1.5% compared to $928,000 or 45% during the same period ended December 31, 1995.

         Our present focus is on throughput and on-time performance for our customers. Our success is dependent on meeting commitments.

         Our cash flow statement shows a reduction in cash and cash equivalents of $26,000 since June 30, 1996. Net cash used by operations was $304,000 primarily with an increase in accounts receivable of $572,000, but off-set by a reduction in inventory of $304,000. Cash flow from investing activities was $278,000 primarily with the maturity of a $300,000 certificate of deposit.

         Our balance sheet continues to reflect no long term debt, working capital of $3,000,000 and current ratio of 6:1. Expenditures for capital equipment will be determined by our cash flow and need. Management believes there are sufficient funds available to take care of both its short term and long term requirements by internally generated funds or reserves.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)

                                    By          /s/ Edward L. Stern
                                      -----------------------------------
                                                    Edward L. Stern
                                                President, Treasurer

January 28, 1997

KREISLER                                              FOR IMMEDIATE RELEASE
Manufacturing Corporation                             CONTACT:  EDWARD L. STERN
                                                                   PRESIDENT

                  KREISLER MANUFACTURING CORPORATION
               SECOND QUARTER AND SIX MONTHS 1996 - 1997

Net loss of Kreisler Manufacturing Corporation was $(0.14) per share of common stock in the second quarter of 1996 compared with $(1.91) per share in the second quarter of 1995. Highlights are as follows (in thousands except for per share amounts):

December 31 (Unaudited)                         Three Months                     Six Months
--------------------------------------------------------------------------------------------------
                                              1996            1995            1996            1995
--------------------------------------------------------------------------------------------------
Sales                                      $ 2,454         $   825         $ 4,285         $ 2,046
--------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes            (90)           (726)            (66)           (928)
Income taxes                                  --              --               --              --
Net earnings (loss)                            (90)           (726)            (66)           (928)
Per share of common stock
   Net earnings (loss)                     $ (0.19)        $ (1.49)        $ (0.14)        $ (1.91)
--------------------------------------------------------------------------------------------------

Consolidated Balance Sheets
(in thousands) (Unaudited)                               12/31/96      6/30/96
-------------------------------------------------------------------------------
Assets
Cash, cash equivalents and investments                   $  561        $  587
Certificates of deposit - current                          --             300
Accounts receivable                                       1,463           891
Inventories                                               1,269         1,574
Other current assets                                         15            22
-------------------------------------------------------------------------------
Total current assets                                      3,308         3,374
-------------------------------------------------------------------------------
Certificates of deposit                                     540           525
Available-for-sale securities                               --            --
Property and equipment-at cost, less depreciation           185           204
-------------------------------------------------------------------------------
                                                         $4,033        $4,103
-------------------------------------------------------------------------------


Liabilities and Common Stockholders' Equity
Accounts payable                                         $  420        $  402
Accrued expenses                                            177           200
-------------------------------------------------------------------------------
Total current liabilities                                $  597        $  602
-------------------------------------------------------------------------------
Total stockholders' equity                               $3,436        $3,501
-------------------------------------------------------------------------------
                                                         $4,033        $4,103
-------------------------------------------------------------------------------

Stockholders' equity is $7.08 per share in the second quarter of 1996 compared to $7.21 as of June 30, 1996.

Kreisler Manufacturing Corporation (OTC-KRSL) fabricates metal component parts and assemblies for both military and commercial aircraft engines including manifold assemblies, impingement tubes and blade locks.

CORPORATE OFFICES: 5960 CENTRAL AVENUE - SUITE H, ST. PETERSBURG, FLORIDA 33707
                           TELEPHONE: (813) 347-1144