Form 10-Q
period 1997-03-31
KREISLER MANUFACTURING CORP
filed 1997-04-17
CIK 56806

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended             March  31, 1997
                                ----------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:              0-4036
                                     ------

                       Kreisler Manufacturing Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          22-1044792
-------------------------------------------------------------------------------
(State of other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              Identification No.)

          5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 347-1144
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Number of shares of Common Stock outstanding as of March 31, 1997 was 485,512 shares.

              Kreisler Manufacturing Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)        (Audited)
----------------------------------------------------------------------------------------------
                                                             Third Quarter Ended   Year Ended
                                                                   3/31/97           6/30/96
----------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                                         $  379,542        $  587,063
Certificates of deposit - current                                    311,737           300,000
Accounts receivable - trade                                        1,590,583           891,360
Inventories
   Raw Materials                                                     964,724         1,058,619
   Work in process                                                   431,966           465,034
   Finished goods                                                     43,197            49,961
----------------------------------------------------------------------------------------------
                                                                   1,439,886         1,573,614

Other current assets                                                  12,600            21,833
----------------------------------------------------------------------------------------------
Total current assets                                               3,734,348         3,373,870
----------------------------------------------------------------------------------------------

Certificates of deposit                                              547,419           525,344
Property, plant & equip., at cost, less accum.deprec                 188,366           204,093
----------------------------------------------------------------------------------------------
                                                                  $4,470,133        $4,103,307
----------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Accounts payable - trade                                          $  713,303        $  401,896
Accrued expenses                                                     233,547           199,930
----------------------------------------------------------------------------------------------
Total current liabilities                                            946,850           601,826
----------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.50 par value - 3,000,000 shares authorized
485,512 shares issued and outstanding                                242,756           242,756
Additional paid-in capital                                         1,571,703         1,571,703
Retained earnings                                                  1,708,824         1,687,022
----------------------------------------------------------------------------------------------
                                                                   3,523,283         3,501,481
----------------------------------------------------------------------------------------------

Total Stockholders' Equity                                         3,523,282         3,501,481
----------------------------------------------------------------------------------------------
                                                                  $4,470,133        $4,103,307
----------------------------------------------------------------------------------------------

              Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

-------------------------------------------------------------------------
Three Months Ended March 31                    1997               1996
-------------------------------------------------------------------------
Sales                                      $ 2,517,852        $ 1,903,434
-------------------------------------------------------------------------
Cost of goods sold                           2,378,814          1,942,475
General and administrative expenses             68,891             64,609
-------------------------------------------------------------------------
                                             2,447,705          2,007,084
-------------------------------------------------------------------------
Earnings (loss) from operations                 70,147           (103,650)
Other income:
Interest and other earnings                     17,154             22,691
-------------------------------------------------------------------------
Earnings (loss) before taxes                    87,301            (80,959)
Income tax expense                                  --                 --
-------------------------------------------------------------------------
Net earnings (loss)                        $    87,301        $   (80,959)
-------------------------------------------------------------------------
Earnings per share:
Net earnings (loss)                        $       .18        $      (.17)
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Nine Months Ended March 31                     1997               1996
-------------------------------------------------------------------------
Sales                                      $ 6,803,330        $ 3,949,956
-------------------------------------------------------------------------
Cost of goods sold                           6,616,915          4,786,309
General and administrative expenses            213,713            221,128
-------------------------------------------------------------------------
                                             6,830,628          5,007,437
-------------------------------------------------------------------------
Earnings (loss) from operations                (27,298)        (1,057,481)
Other income:
Interest and other earnings                     49,098             48,389
-------------------------------------------------------------------------
Earnings (loss) before taxes                    21,800         (1,009,092)
Income tax expense                                  --                 --
-------------------------------------------------------------------------
Net earnings (loss)                        $    21,800        $(1,009,092)
-------------------------------------------------------------------------
Earnings per share:
Net earnings (loss)                        $       .04        $     (2.08)
-------------------------------------------------------------------------

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------
Nine Months Ended March 31                                     1997                1996
-------------------------------------------------------------------------------------------

Cash flows from operating activities:

Net Earnings (loss)                                         $    21,800         $(1,009,092)

Adjustments to reconcile net loss to cash (used) provided by operating activities:

Depreciation and amortization                                    27,015              44,682
 (Increase) decrease in accounts receivable                    (699,223)           (308,860)
(Increase) decrease in inventories                              133,728            (121,757)
(Increase) decrease in other current assets                       9,233              22,403
Increase (decrease) in accounts payable                         311,407             305,410
Increase (decrease) in accrued expenses                          33,616              13,345
-------------------------------------------------------------------------------------------
Net adjustments                                                (184,224)            (44,477)
-------------------------------------------------------------------------------------------
Net cash (used) provided by operations                         (162,424)         (1,053,869)
-------------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchase of investments                                         (22,075)                 --
Proceeds from sale of investments                               300,000             587,020
Purchase of property and equipment                              (11,287)            (36,777)
Loss on sale of investments                                          --               9,140
Net cash provided by investing activities                       266,638             559,383

Net increase (decrease) in cash and cash equivalents            104,214            (494,485)
Cash and cash equivalents at beginning of year                  587,064             607,955
-------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                       $   691,278         $   113,470
-------------------------------------------------------------------------------------------

              Kreisler Manufacturing Corporation and Subsidiaries

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
               THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997

         Sales for the third quarter ended March 31, 1997, increased $615,000 or 32% compared to the comparable period in 1996. Sales for the nine months ended March 31, 1997, increased $2,853,000 or 72% compared to the comparable period in 1996. Commercial aircraft demand worldwide for original equipment and spares started in 1996 for our products, and it has taken six months to ramp up our production facilities to meet the on time delivery requirements of our customers. We now are transitioning to being on schedule with our customer due dates.

         Earnings for the three months ended March 31, 1997, was $87,000 or $0.18 per share compared to a loss of $81,000 or $0.17 per share in the comparable period in 1996. Earnings for the nine months ended March 31, 1997, were $21,000 or $0.04 per share compared to a loss of $1,009,000 or $2.08 per share in the third quarter of 1996. Profitability has returned to Kreisler with increased sales exceeding increased costs.

         Net cash used by operations was $162,000 and net cash provided by investing activities was $267,000, increasing cash and cash equivalents from the beginning of the year $104,000 compared to a $494,000 decrease in the comparable period in the prior year.

         Our balance sheet remains strong. Current ratio is 3.9:1. Working capital is $2,787,498. Quick ratio is 2.4:1. Short term liquidity management believes, will be adequately provided by internally generated funds or cash reserves to meet the needs of the business. Stockholders' equity is $7.26 per share. As our backlog continues to grow and our on time deliveries improve Kreisler should improve profitability.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       KREISLER MANUFACTURING CORPORATION

                                  (Registrant)

                       By   /s/ Edward L. Stern
                          -------------------------------
                                Edward L. Stern
                              President, Treasurer

April 7, 1997