Form 10KSB40
period 1997-06-30
KREISLER MANUFACTURING CORP
filed 1997-09-29
CIK 56806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 0-4036

                       Kreisler Manufacturing Corporation
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                           22-1044792
-------------------------------------------------------------------------------
(State of other jurisdiction of                          I.R.S. employer
 incorporation or organization)                          Identification Number)

          5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
-------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

Issuer's telephone number: 813-347-1144

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                 Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $.50 par value per share
-------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's revenues for its most recent fiscal year was $9,402,005.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer is approximately $2,329,000 (1).

The number of shares of Common Stock outstanding as of September 17, 1997 was 485,512 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference in Parts I and II of this Report. With the exception of the information incorporated by reference in Parts I and II of this Report, the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)
[ ] Yes [X] No

--------------
(1) The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's common stock multiplied by the last closing price for the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System on September 17, 1997. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                         FORM 10-KSB ANNUAL REPORT 1997

                       KREISLER MANUFACTURING CORPORATION

                                                                        PAGE NO.

PART I........................................................................1
     ITEM 1.  DESCRIPTION OF BUSINESS.........................................1
     ITEM 2.  DESCRIPTION OF PROPERTY.........................................2
     ITEM 3.  LEGAL PROCEEDINGS...............................................3
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............3

PART II.......................................................................3
     ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................3
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION.......................................................4
     ITEM 7.  FINANCIAL STATEMENTS............................................4
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................5

PART III......................................................................5
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
              ACT.............................................................5
     ITEM 10. EXECUTIVE COMPENSATION..........................................5
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................5
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................5
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................5

                                     PART I

Item 1.  Description of Business

Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") manufacture precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines.

Products

The Company fabricates precision metal components and assemblies primarily for aircraft engines with both military and commercial applications. The primary function of the Company's products is to transport fluids, including air, to various parts of the aircraft or aircraft engine. The redirection of air is a major element in reducing the high temperatures generated by aerospace propulsion. These high temperatures are a limiting factor in increasing thrust in jet engines.

Tube assemblies may be made of various materials and configurations, including titanium, inconel and stainless steel. These quality controlled and highly engineered manifold assemblies transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine.

Over the past three years, ninety percent of the Company's products were tubular assemblies. For the fiscal year ended June 30, 1997, the sales activity was aproximately thirty-five percent for military aircraft engines and sixty-five percent for commercial aircraft engines.

Substantially all sales of products are made through an in-house sales staff supported by a government sales representative. All products are manufactured to the blueprints and specifications of the particular customer. Orders for these are received through competitive proposals, which are made in response to requests for bids from contractors who are frequently supplying engines to various branches of the Untied States Government or to commercial businesses.

Customers

Four customers of the Company accounted for 73% or more of the consolidated net sales of the Company in the fiscal year ended June 30, 1997.

Competition

The fields in which the Company operates are highly competitive and among the Company's competitors are enterprises which are substantially larger than the Company and possess greater financial, production and marketing resources, as well as numerous smaller concerns. The Company is not a significant factor in its fields. The principal methods of competition are price, quality and delivery. In today's market flexibility, quality, cost and speed of delivery are required elements. The Company believes that it is competitive on all the above elements.

Sources of Supply

The Company does not have any long-term or fixed requirement agreements with its suppliers.

Materials for the products within the Company are purchased, as required, from various suppliers. At times, approved vendors are designated by the Company's customers. The Company believes alternative sources of supply for material are available at reasonable prices.

Production

Fabricated precision metal components or assemblies are manufactured and assembled by the Company to customer specifications. To meet the exacting requirements of its customers, the Company must exercise rigid quality control.

Employees

At June 30, 1997, the Company employed approximately 90 persons, all of whom are full-time employees. Approximately 49 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 1997.

Government Regulations

The Company is subject to various Federal and State regulations concerning the conduct of its business including regulations under the Occupational Health and Safety Act and various acts dealing with the environment.

A material portion of the business of the Company is subject to provisions which permit the termination of contracts at the election of the U.S Government or its prime contractors. Contracts with the U.S. Government and with suppliers to the U.S. Government generally provide for termination at any time for the convenience of the U.S. Government and its prime contractors, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned but for the termination.

Item 2.  Description of Property

The Company's industrial plant is located at Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 40 years old and the average age of the equipment is 15 years. The lease expires October 1, 2000. The annual lease expense on the plant facilities is $79,992.

During fiscal 1997, $53,000 of capital expenditures were made. Management believes that the

Company's present industrial plant facilities are suitable for the Company's current and near term operations and that these properties are adequately covered by insurance.

Item 3.  Legal Proceedings.

By letter dated June 22, 1993 from the Environmental Protection Agency, the Agency notified the Company that it had evaluated information relating to the transportation of waste in 1962-1963-1964 to the Caldwell Trucking Company Superfund Site and based upon this information EPA believes that the Company is a Potentially Responsible Party ("PRP") pursuant to Section 107(a) of the Comprehensive Environmental Response compensation and Liability Act, 42 U.S.C.
Section 9607(a). The letter from EPA notified Kreisler of its potential liability for all costs incurred and to be incurred by the government relating to the Site. According to the letter, under CERCLA, and other laws, potentially liable parties, such as Kreisler, may be ordered to perform response actions deemed necessary by EPA to protect the public health, welfare or the environment, and may be liable for all costs incurred by the government in responding to any release or threatened release at the Site.

The EPA and a PRP Group have filed suit against the Company for its costs with regard to the Site. Both cases are currently under a stay. The Company does not know the amount which will be sought in these cases. Pursuant to the terms of several insurance policies, the legal defense burden is being shared by these insurance companies.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in over the counter market and is quoted on the national Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ). There is no established public trading market for the Company's Common Stock. The following table sets forth the sales prices for the Common Stock for each quarter in the two year period June 30, 1997.

Quarter                   1997                                 1996

                  High            Low                   High            Low


Fourth            7 1/8             5                   4 1/2           2 3/4


Third             7 1/4           4 5/8                 5 1/4           2 3/4

Second            4 5/8           3 5/8                 5 1/2           4 1/4

First             3 1/2           2 5/8                 6 1/4           5 1/2


The Company has not paid any dividends during the last two fiscal years. The holders of the Company's Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. It is the Company's current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 1997, the Company had approximately 400 stockholders of record.

Item 6.  Management's Discussion and Analysis or Plan of Operation

"Management's Discussion and Analysis" on page 8 of the Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Auditor's Report included on pages 1 through 7 of the Annual Report to Stockholders for the year ended June 30,1997 are incorporated herein by reference:

         Consolidated Balance Sheets - June 30, 1997

         Consolidated Statements of Operations - Years Ended June 30, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity - June 30, 1997 and 1996

         Consolidated Statements of Cash Flows - Years Ended June 30, 1997 and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

Incorporated by reference to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

Item 13.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this Report.

         1        Financial Statements.

         3.1      Certificate of Incorporation, including amendment

         3.2      Bylaws

         10.1     1997 Stock Option Plan*

         10.2     Lease Agreement

         10.3     Union Agreement

         11       Statement re computation of per share earnings.


         13 Annual Report to Stockholders for the fiscal year ended June 30, 1997 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

         21       Subsidiaries of the Registrant.

         27       Financial Data Schedule

--------------
* Compensatory Plan

(b)      Reports on 8-K

         No reports on Form 8-K were filed during the last period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KREISLER MANUFACTURING CORPORATION

                                             By: /s/ Edward L. Stern
                                                 ------------------------------
                                                 Edward L. Stern, President

Date: September 19, 1997

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                          DATE
----                          -----                          ----

/s/ Edward L. Stern           Director, President and        September 19, 1997
-------------------------     Chief Financial Officer
Edward L. Stern               (Principal Executive Officer,
                              Principal Financial Officer
                              and Principal Accounting
                              Officer)

/s/ Robert S. Krupp           Director                       September 19, 1997
-------------------------
Robert S. Krupp

/s/ Harry Brill-Edwards       Director                       September 19, 1997
-------------------------
Harry Brill-Edwards

/s/ Edward A. Stern           Director, Vice President       September 19, 1997
-------------------------
Edward A. Stern

/s/ Michael D. Stern          Director, Vice President       September 19, 1997
-------------------------
Michael D. Stern

                                  EXHIBIT INDEX


         3.1      Certificate of Incorporation, including amendments

         3.2      Bylaws

         10.1     1997 Stock Option Plan*

         10.2     Lease Agreement

         10.3     Union Agreement

         11       Statement re computation of per share earnings.

         13 Annual Report to Stockholders for the fiscal year ended June 30, 1997 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

         21       Subsidiaries of the Registrant.

         27       Financial Data Schedule