Form 10-Q
period 1997-09-30
KREISLER MANUFACTURING CORP
filed 1997-10-20
CIK 56806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended          September 30, 1997
                              ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Number of shares of Common Stock outstanding as of September 30, 1997, was 485,512 shares.

               Kreisler Manufacturing Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)           (Audited)
--------------------------------------------------------------------------------------------------
                                                               First Quarter Ended      Year Ended
                                                                     9/30/97             6/30/97
--------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                           $1,053,327          $  691,916
Accounts receivable - trade                                          1,391,174           1,609,913
Inventories
   Raw Materials                                                     1,291,491           1,232,044
   Work in process                                                     550,783             528,880
   Finished goods                                                       56,978              61,646
--------------------------------------------------------------------------------------------------
                                                                     1,899,252           1,822,570

Deferred tax asset                                                     400,000             300,000
Other current assets                                                    19,129              22,987
--------------------------------------------------------------------------------------------------
Total current assets                                                 4,762,882           4,447,386
--------------------------------------------------------------------------------------------------

Certificates of deposit                                                562,059             554,934
Property, plant & equip., at cost, less accum.deprec                   223,455             197,246
--------------------------------------------------------------------------------------------------
                                                                    $5,548,396          $5,199,566
--------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity

Accounts payable - trade                                            $  644,284          $  552,959
Accrued expenses                                                        87,905             174,216
--------------------------------------------------------------------------------------------------
Total current liabilities                                              732,189             727,175
--------------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.50 par value - 3,000,000 shares authorized
  485,512 shares issued and outstanding for 1997 & 1996                242,756             242,756
Additional paid-in capital                                           1,571,703           1,571,703
Retained earnings                                                    3,001,748           2,657,932
--------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                           4,816,207           4,472,391
--------------------------------------------------------------------------------------------------
                                                                    $5,548,396          $5,199,566
--------------------------------------------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

---------------------------------------------------------------------------
Three Months Ended September 30                 1997                1996
---------------------------------------------------------------------------

Sales                                        $2,392,533          $1,830,841
---------------------------------------------------------------------------

Cost of goods sold                            2,100,307           1,747,598
General and administrative expenses              68,913              64,652
---------------------------------------------------------------------------

                                              2,169,220           1,812,250
---------------------------------------------------------------------------

Earnings (loss) from operations                 223,313              18,591
Other income:
Interest and other earnings                      20,503               6,044
---------------------------------------------------------------------------

Earnings (loss) before taxes                    243,816              24,635
Income tax benefit                              100,000                  --
---------------------------------------------------------------------------

Net earnings (loss)                          $  343,816          $   24,635
---------------------------------------------------------------------------

Earnings per share:
Net earnings (loss)                          $      .71          $      .05
---------------------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30                                                         1997               1996

Cash flows from operating activities:

Net Earnings (loss)                                                                 $   343,816        $    24,635

Adjustments to reconcile net loss to cash (used) provided by operating activities:

Depreciation and amortization                                                            11,732             14,894
Gain on sale of assets                                                                       --                 --
Decrease (increase) in accounts receivable - trade                                      218,739            (77,180)
Decrease (increase) in inventories                                                      (76,682)                --
Decrease (increase) in deferred tax benefit                                            (100,000)                --
Decrease (increase) in other current assets                                               3,858              3,430
Increase (decrease) in accounts payable - trade                                          91,325            (29,406)
Increase (decrease) in accrued expenses                                                 (86,311)           (76,730)
------------------------------------------------------------------------------------------------------------------
Net adjustments                                                                          62,661           (164,992)
------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operations                                                  406,477           (140,357)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Purchase of investments                                                                  (7,125)               (39)
Proceeds from sale of investments                                                            --            300,000
Purchase of property and equipment                                                      (37,941)                --
Proceeds from sale of equipment                                                              --                 --
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (45,066)           299,961
------------------------------------------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents                                    361,411            159,604
Cash and cash equivalents at beginning of year                                          691,916            587,063
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                           $ 1,053,327        $   746,667
------------------------------------------------------------------------------------------------------------------

               Kreisler Manufacturing Corporation and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



         Net sales increased in the first quarter of fiscal year 1998 $890,000 or 59% as compared to the first quarter of 1997. Demand for aircraft components remains high and delivery schedules have short lead time. Our backlog remains approximately the same as that of June 30, 1997. Compared to the same period in the prior year, our backlog has increased approximately 60%.

         Net earnings for the first quarter of fiscal year 1998, including deferred tax benefit of $100,000, was $344,000 or 14.4%. Without the tax benefit, net earnings were $223,000 or 9.3% compared to the same period in the prior year of $25,000 or 1.4%. Increased sales and controlled expenses contributed to the improvement of earnings per share to $.71 per share with the tax benefit, or $.50 per share without the benefit, compared with $.05 per share for the same period in the prior year.

         On August 5, 1997, and September 29, 1997, the Board of Directors approved, respectively, the proposal for a Stock Option Plan and a four for one split of common stock. Both plans are to be voted on by shareholders at our Annual Meeting on November 25, 1997.

         Short term liquidity, management believes, will be adequately provided by profitability and/or cash reserves to meet the needs of the business. For the quarter, net cash provided by operations was $407,000 including $100,000 deferred tax benefit. Compared to the same period in the prior year, cash provided was a negative $140,000. Cash flow from investing activities was $45,000, with $38,000 the purchase of equipment. Net increase in cash and equivalents was $361,000. Our balance sheet remains strong with a 7:1 current ratio, a quick asset ratio (cash and receivables) of 3:1, $4,593,000 working capital and no long term debt.

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



                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)


                       By     /s/  Edward L. Stern
                          -------------------------------
                                 Edward L. Stern
                              President, Treasurer


October 17, 1997

                                                       FOR IMMEDIATE RELEASE
                                                       CONTACT: EDWARD L. STERN
                                                                      PRESIDENT



                       KREISLER MANUFACTURING CORPORATION
                            FIRST QUARTER 1997 - 1998

Net earnings of Kreisler Manufacturing Corporation was $.71 per share of common stock in the first quarter of 1997 compared to $.05 per share in the first quarter of 1996. Highlights are as follows (in thousands, except for per share amounts):

Three Months Ended September 30 (Unaudited)
---------------------------------------------------------------------------
                                                         1997         1996
---------------------------------------------------------------------------
Sales                                                   $2,393       $1,831
---------------------------------------------------------------------------
Earnings before income taxes                               244           25
Income tax benefit                                         100           --
---------------------------------------------------------------------------
Net earnings                                               344           25
---------------------------------------------------------------------------
Net earnings per share of common stock                  $  .71       $  .05
---------------------------------------------------------------------------

Consolidated Balance Sheets
(in thousands) (Unaudited)                              9/30/97      6/30/97
---------------------------------------------------------------------------
Assets
Cash, cash equivalents and investments                  $1,054       $  692
Accounts receivable                                      1,391        1,610
Inventories                                              1,899        1,823
Deferred tax asset                                         400          300
Other current assets                                        19           23
---------------------------------------------------------------------------
Total current assets                                     4,763        4,448
---------------------------------------------------------------------------
Certificates of deposit                                    562          555
Property and equipment-at cost, less depreciation          223          197
---------------------------------------------------------------------------
                                                        $5,548       $5,200
---------------------------------------------------------------------------

Liabilities and Common Stockholders' Equity
Accounts payable                                        $  644       $  553
Accrued expenses                                            88          174
---------------------------------------------------------------------------
Total current liabilities                               $  732       $  727
---------------------------------------------------------------------------

Total stockholders' equity                              $4,816       $4,472
---------------------------------------------------------------------------
                                                        $5,548       $5,200
---------------------------------------------------------------------------


Stockholders' equity is $9.92 per share in the first quarter of 1997 compared to $9.21 as of June 30, 1997.

On September 29, 1997, the Board of Directors approved a four for one split proposal of Kreisler common stock to meet new NASDAQ public float requirements. At the Annual Meeting on November 25, 1997, shareholders will vote on this proposal.

Kreisler Manufacturing Corporation (OTC-KRSL) fabricates metal component parts and assemblies for both military and commercial aircraft engines including manifold assemblies, impingement tubes and blade locks.

                                                                        R102197