Form 10QSB
period 1997-12-31
KREISLER MANUFACTURING CORP
filed 1998-01-27
CIK 56806

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                December 31, 1997

[  ]  Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ____________________ to ______________________

Commission File Number:              0-4036

                       Kreisler Manufacturing Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    22-1044792
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

                                 (813) 347-1144
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of December 31, 1997, was 1,942,048 shares.


Transitional small business disclosure format (check one):   Yes [  ]   No [X]

               Kreisler Manufacturing Corporation and Subsidiaries
                                Table of Contents

PART I   Financial Information

Item 1            Financial Statements
                    Consolidated Balance Sheets
                    Consolidated Statements of Operations and Retained Earnings Consolidated Statements of Cash Flows
                    Notes To Financial Statements

Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations

PART II           Other Information

Item 1            Legal Proceedings

Item 2            Changes in Securities

Item 3            Defaults Upon Senior Securities

Item 4            Submission of Matters to Vote of Security Holders

Item 5            Other Information

Item 6            Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

               Kreisler Manufacturing Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)                      (Audited)
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Second Quarter Ended                     Year Ended
                                                                                     12/31/97                       6/30/97
-----------------------------------------------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                                                           $   964,310                    $   691,916
Certificates of deposit - current                                                       569,630                            ---
Accounts receivable - trade                                                           1,613,253                      1,609,913
Inventories

   Raw Materials                                                                      1,437,552                      1,232,044
   Work in process                                                                      531,908                        528,880
   Finished goods                                                                        58,313                         61,646
------------------------------------------------------------------------------ ----------------- ------------------------------
                                                                                      2,027,773                      1,822,570

Deferred tax asset                                                                      359,040                        300,000
Other current assets                                                                     36,591                         22,987
------------------------------------------------------------------------------ ----------------- ------------------------------
Total current assets                                                                  5,570,597                      4,447,386
------------------------------------------------------------------------------ ----------------- ------------------------------

Certificates of deposit                                                                     ---                        554,934
Property, plant & equip., at cost, less accum.deprec.                                   299,392                        197,246
------------------------------------------------------------------------------ ----------------- ------------------------------
                                                                                    $ 5,869,989                    $ 5,199,566
------------------------------------------------------------------------------ ----------------- ------------------------------

Liabilities and Stockholders' Equity

Accounts payable - trade                                                           $    511,862                   $    552,959
Accrued expenses                                                                        169,581                        174,216
------------------------------------------------------------------------------ ----------------- ------------------------------
Total current liabilities                                                               681,443                        727,175
------------------------------------------------------------------------------ ----------------- ------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized 1,942,048 and
485,512 shares issued and outstanding
for 1998 and 1997, respectively                                                       242,756                        242,756
Additional paid-in capital                                                            1,571,702                      1,571,703
Retained earnings                                                                     3,374,088                      2,657,932
------------------------------------------------------------------------------ ----------------- ------------------------------
Total Stockholders' Equity                                                            5,188,546                      4,472,391
------------------------------------------------------------------------------ ----------------- ------------------------------
                                                                                    $ 5,869,989                    $ 5,199,566
------------------------------------------------------------------------------ ----------------- ------------------------------

See accompanying Notes to Financial Statements

               Kreisler Manufacturing Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
------------------------------------------------------------------------------ ------------------------ -----------------------
Three Months Ended December 31                                                               1997                    1996
------------------------------------------------------------------------------ ------------------------ -----------------------


Sales                                                                                     $  3,271,035            $  2,454,638
------------------------------------------------------------------------------ ------------------------ -----------------------

Cost of goods sold                                                                           2,721,733               2,490,503
Selling, general and administrative expenses                                                   155,168                  80,170
------------------------------------------------------------------------------ ------------------------ -----------------------
                                                                                             2,876,901               2,570,673
------------------------------------------------------------------------------ ------------------------ -----------------------
Profit (loss) from operations                                                                  394,134               (116,035)

Other income (expense):

Interest and other earnings                                                                     21,889                  25,901
------------------------------------------------------------------------------ ------------------------ -----------------------
Profit (loss) before income taxes                                                              416,023                (90,134)

Provision (benefit) for income tax                                                              43,684                    ----
------------------------------------------------------------------------------ ------------------------ -----------------------
Net Profit (loss)                                                                        $     372,339          $     (90,134)
------------------------------------------------------------------------------ ------------------------ -----------------------
Earnings per share of:
   common stock and equivalents

Net Profit (loss)                                                                       $          .19        $          (.05)
------------------------------------------------------------------------------ ------------------------ -----------------------

------------------------------------------------------------------------------ ------------------------ -----------------------
Six Months Ended December 31                                                                 1997                    1996
------------------------------------------------------------------------------ ------------------------ -----------------------

Sales                                                                                     $  5,663,567            $  4,285,479
------------------------------------------------------------------------------ ------------------------ -----------------------

Cost of goods sold                                                                           4,801,377               4,238,101
Selling, general and administrative expenses                                                   238,743                 144,823
------------------------------------------------------------------------------ ------------------------ -----------------------
                                                                                             5,040,120               4,382,924
------------------------------------------------------------------------------ ------------------------ -----------------------
Profit (loss) from operations                                                                  623,447                (97,445)

Other income (expense):

Interest and other earnings                                                                     42,392                  31,945
------------------------------------------------------------------------------ ------------------------ -----------------------
Profit (loss) before income taxes                                                              665,839                (65,500)

Provision (benefit) for income tax                                                            (50,316)                    ----
------------------------------------------------------------------------------ ------------------------ -----------------------
Net Profit (loss)                                                                        $     716,155          $     (65,500)
------------------------------------------------------------------------------ ------------------------ -----------------------
Earnings per share of:
   common stock and equivalents


Net Profit (loss)                                                                       $          .36        $          (.03)
------------------------------------------------------------------------------ ------------------------ -----------------------

See accompanying Notes to Financial Statements

               Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
----------------------------------------------------------------------------- ------------------------ ------------------------
Six Months Ended December 31                                                               1997                     1996
----------------------------------------------------------------------------- ------------------------ ------------------------

Cash flows from operating activities:

Net profit (loss)                                                                        $    716,155            $    (65,500)

Adjustments to reconcile net profit (loss) to cash (used) provided by operating activities:

Depreciation and amortization                                                                  23,464                   26,479
Gain on sale of assets                                                                           ----                     ----
Decrease (increase) in accounts receivable - trade                                            (3,340)                (571,646)
Decrease (increase) in inventories                                                          (205,203)                  304,435
Decrease (increase) in deferred tax asset                                                    (59,040)                     ----
Decrease (increase) in other current assets                                                  (13,604)                    6,859
Increase (decrease) in accounts payable - trade                                              (41,097)                   18,545
Increase (decrease) in accrued expenses                                                       (4,635)                 (23,226)
----------------------------------------------------------------------------- ------------------------ ------------------------
Net adjustments                                                                             (303,455)                (238,554)
----------------------------------------------------------------------------- ------------------------ ------------------------
Net cash provided (used) by operations                                                        412,700                (304,054)
----------------------------------------------------------------------------- ------------------------ ------------------------

Cash flows from investing activities:

Purchase of investments                                                                      (14,696)                 (14,704)
Proceeds from sale of investments                                                                ----                  300,000
Purchase of property and equipment                                                          (125,610)                  (7,318)
Proceeds from sale of equipment                                                                  ----                     ----
----------------------------------------------------------------------------- ------------------------ ------------------------
----------------------------------------------------------------------------- ------------------------ ------------------------
Net cash provided (used) by investing activities                                            (140,306)                  277,978
----------------------------------------------------------------------------- ------------------------ ------------------------

Net increase (decrease) in cash and cash equivalents                                          272,394                 (26,076)
Cash and cash equivalents at beginning of year                                                691,916                  587,064
----------------------------------------------------------------------------- ------------------------ ------------------------

Cash and cash equivalents at December 31                                                 $    964,310             $    560,988
----------------------------------------------------------------------------- ------------------------ ------------------------

See accompanying Notes to Financial Statements

               Kreisler Manufacturing Corporation and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations and retained earnings and cash flows for the three and six month periods ended December 31,1997 and 1996 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1997.

2.  Inventories

On interim reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended December 31, 1997.

3.  Income Tax Provision (Benefit)

Changes in economic circumstances made the utilization of a portion of the net operating loss carryforwards likely, resulting in a reduction of the valuation allowance and generating a tax benefit.

The income tax on earnings has been reduced by decreases in the income tax benefit allowance of $125,449 for the three months and $323,449 for the six months ended December 31, 1997. The result is a net income tax expense of $43,684 and a net benefit of $50,316 for the three months and the six months ended December 31, 1997, respectively.

At December 31, 1997, the deferred tax benefit balance was $456,591 and the offsetting valuation allowance account balance was $97,551.

Item 2.       Management's Discussion and Analysis

               Kreisler Manufacturing Corporation and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997

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

For the six months ended December 31, 1997, the sales activity was approximately thirty-five percent for military aircraft engines and sixty-five percent for commercial aircraft engines.

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

Results of Operations

Kreisler Manufacturing Corporation sales and profits continue to improve compared to the same periods in the prior year. The Company's mission is to increase the productivity and competitiveness of Kreisler, to accelerate profitable growth and broaden our customer base. Sales increased $816,000 or 33% and $1,378,000 or 32% compared to the second quarter and first half of fiscal year 1997. As airline profitability improved so has the demand for new aircraft. At the present time there are well over 2,000 jet transports on backlog and 700 scheduled for delivery in 1998

Profit before income taxes of $416,000 for the second quarter and $666,000 for the six months compared with losses of $90,000 and $66,000 in the second quarter and six months of fiscal year 1997.

Profits improved with increased sales, improved pricing and efficiencies derived from higher unit volume. Profit before income taxes of $666,000 for the period ended December 31, 1997, compares to $676,000 for the fiscal year ended June 30, 1997.

Selling, general and administrative expenses increased for the three months ended December 31, 1997, $75,000 as compared to the same period in the prior fiscal year. Most of the increase, or $51,000, is bonus accruals. For the six months ended December 31, 1997, selling, general and administrative expenses increased $94,000 compared to the same period in the prior year. Bonus accrual was $65,000 of the six month increase. The balance of increase for both three month and six month periods was increased salaries, legal expenses and stock administration fees.

Income tax expense for the second quarter was $44,000 compared to none in the second quarter of the prior year. For the six months ended December 31, 1997 there was a tax benefit of $50,000. It is estimated that at the end of the third quarter all tax allowances against the deferred tax benefit will have been used, and the fourth quarter will reflect only an income tax expense at a 40% tax rate. Tax benefits for tax purposes continues to be available, so the provision for taxes for the balance of the year will be a non-cash item.

With improved sales and profits our cash flow is positive with cash and cash equivalents increasing $272,000 since June 30, 1997. Accounts receivable has increased slightly and accounts payable decreased by $41,000 since June 30, 1997. The balance sheet continues to show no long term debt with a current ratio of 8:1. Management believes there are sufficient funds available to take care of both its short term and long term requirements by internally generated funds or reserves.

Capital equipment will be purchased on an as needed basis. Current backlog of over $12,000,000 as of December 31, 1997, is approximately the same as that of June 30, 1997.

Stockholder equity increased 16% from $2.25 as of June 30, 1997, to $2.61 as of December 31, 1997. After the December 2, 1997 four for one stock split, outstanding shares are 1,984,858 (including 42,810 common stock equivalents for stock options).

PART II       OTHER INFORMATION

Item 1        Legal Proceedings
              None


Item 2        Changes in Securities
              None

Item 3        Defaults Upon Senior Securities
              None

Item 4        Submission of Matter to a Vote of Security Holders
              At the Annual Meeting on November 25, 1997, stockholders approved the following:
              (a) Election of the following persons to serve as Directors of Kreisler Manufacturing Corporation for a term of one year each, and until their successors are duly elected and
                   qualified:            Number of Votes

                                                                Withhold
                                                     For        Authority
                                                     -------    ---------
                  Edward L. Stern                    395,158       115
                  Robert S. Krupp                    395,158       115
                  Harry Brill-Edwards                394,928       345
                  Edward A. Stern                    395,158       115
                  Michael D. Stern                   395,158       115

              (b)  1997 Stock Option Plan

                  The purpose of the plan is to provide additional incentive to employees of the Company and an increased personal interest in the company's success and progress.

                                                   For        Against    Abstain
                                                   -------    -------    -------
                                                   280,740      815        100

              (c) To amend the Company's Certificate of Incorporation from $.50 par value to $.125 par value in connection with a four for one split of the Company's Common Stock. After the split, outstanding common shares are 1,942,048.

                                                   For        Against   Abstain
                                                   -------    -------   -------
                                                   393,792      115       0

Item 5        Other Information
              None

Item 6        Exhibits and Reports on Form 8K
              (a) Part I Exhibits
                  11.  Statement re: computation of per share earnings
                  27.  Financial data schedule

                                    SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)

                        By       /s/ Edward L. Stern
                           ----------------------------------
                                     Edward L. Stern
                                   President, Treasurer

January 23, 1998