Form 10QSB
period 1998-03-31
KREISLER MANUFACTURING CORP
filed 1998-04-02
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    MARCH 31, 1998


[ ] Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from                    to
                               ------------------    ------------------

Commission File Number:             0-4036

                       KREISLER MANUFACTURING CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                            22-1044792
         -------------------------------            -------------------
         (State of other jurisdiction of             (I.R.S. employer
         incorporation or organization)             Identification No.)


          5960 CENTRAL AVENUE, SUITE H., ST. PETERSBURG, FLORIDA 33707
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 347-1144
                           ---------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes  [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of March 31, 1998, was 1,942,048 shares.

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

Item 6   Exhibits and Reports on Form 8-K

PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            (UNAUDITED)         (AUDITED)
                                        THIRD QUARTER ENDED     YEAR ENDED
                                              3/31/98            6/30/97
                                        -------------------     -----------
ASSETS

Cash and cash equivalents                    $1,633,486         $  691,916
Certificates of deposit - current               577,296               --
Accounts receivable - trade                   1,981,810          1,609,913
Inventories
   Raw Materials                              1,218,045          1,232,044
   Work in process                              446,044            528,880
   Finished goods                                51,467             61,646
                                             ----------         ----------
                                              1,715,556          1,822,570

Deferred tax asset                              261,127            300,000
Other current assets                             29,338             22,987
                                             ----------         ----------
Total current assets                          6,198,613          4,447,386
                                             ----------         ----------

Certificates of deposit                            --              554,934
Property, plant & equip., at cost,
  less accum.deprec                             330,647            197,246
                                             ----------         ----------
                                             $6,529,260         $5,199,566
                                             ----------         ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                     $  652,310         $  552,959
Accrued expenses                                288,930            174,216
                                             ----------         ----------
Total current liabilities                       941,240            727,175
                                             ----------         ----------
Stockholders' Equity

Common Stock, $.125 par value - 3,000,000
  shares authorized 1,942,048 and
  485,512 shares issued and outstanding
  for 1998 and 1997, respectively               242,756            242,756
Additional paid-in capital                    1,571,702          1,571,703
Retained earnings                             3,773,562          2,657,932
                                             ----------         ----------
Total Stockholders' Equity                    5,588,202          4,472,391
                                             ----------         ----------
                                             $6,529,260         $5,199,566
                                             ----------         ----------

See accompanying Notes to Financial Statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31                       1998          1997
--------------------------------------------   -----------   -----------

Sales                                          $ 3,527,159   $ 2,517,852
                                               -----------   -----------

Cost of goods sold                               2,981,858     2,378,814
Selling, general and administrative expenses        84,561        68,891
                                               -----------   -----------
                                                 3,066,419     2,447,705
                                               -----------   -----------
Profit from operations                             460,740        70,147

Other income (expense):
Interest and other earnings                         27,923        17,154
                                               -----------   -----------
Profit before income taxes                         488,663        87,301

Provision (benefit) for income tax                  89,189          --
                                               -----------   -----------
Net Profit                                     $   399,474   $    87,301
                                               -----------   -----------
Earnings per share of:
   Common stock and equivalents
Net Profit                                     $       .20   $       .04
                                               -----------   -----------


NINE MONTHS ENDED MARCH 31                            1998          1997
--------------------------------------------   -----------   -----------

Sales                                          $ 9,190,726   $ 6,803,330
                                               -----------   -----------

Cost of goods sold                               7,783,235     6,616,915
Selling, general and administrative expenses       323,304       213,713
                                               -----------   -----------
                                                 8,106,539     6,830,628
                                               -----------   -----------
Profit (loss) from operations                    1,084,187       (27,298)

Other income (expense):
Interest and other earnings                         70,315        49,098
                                               -----------   -----------
Profit  before income taxes                      1,154,502        21,800

Provision (benefit) for income tax                  38,873          --
                                               -----------   -----------
Net Profit                                     $ 1,115,629   $    21,800
                                               -----------   -----------
Earnings per share of:
   common stock and equivalents
Net Profit                                     $       .56   $       .01
                                               -----------   -----------


See accompanying Notes to Financial Statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


NINE MONTHS ENDED MARCH 31                               1998           1997
--------------------------------------------------   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit                                           $ 1,115,629    $    21,800

Adjustments to reconcile net profit to
  cash (used) provided by operating activities:

Depreciation and amortization                             51,135         27,015
Decrease (increase) in accounts receivable - trade      (371,897)      (699,223)
Decrease (increase) in inventories                       107,014        133,728
Decrease (increase) in deferred tax asset                 38,873           --
Decrease (increase) in other current assets               (6,351)         9,233
Increase (decrease) in accounts payable - trade           99,351        311,407
Increase (decrease) in accrued expenses                  114,714         33,616
                                                     -----------    -----------
Net adjustments                                           32,839       (184,224)
                                                     -----------    -----------
Net cash provided (used) by operations                 1,148,468       (162,424)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of investments                                  (22,362)       (22,075)
Proceeds from sale of investments                           --          300,000
Purchase of property and equipment                      (184,536)       (11,287)
                                                     -----------    -----------
Net cash provided (used) by investing activities        (206,898)       266,638
                                                     -----------    -----------

Net increase in cash and cash equivalents                941,570        104,214
Cash and cash equivalents at beginning of year           691,916        587,064
                                                     -----------    -----------
Cash and cash equivalents at March 31                $ 1,633,486    $   691,278
                                                     -----------    -----------

See accompanying Notes to Financial Statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of March 31, 1998, and the related consolidated statements of operations and retained earnings and cash flows for the three and nine month periods ended March 31,1998 and 1997 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

The income tax on earnings has been reduced by the decrease to zero in the income tax benefit allowance of $97,551 for the three months and $421,000 for the nine months ended March 31, 1998. The result is a net income tax expense of $89,189 and $38,873 for the three months and the nine months ended March 31, 1998, respectively.

At March 31, 1998, the deferred tax benefit balance was $261,127 and the offsetting valuation allowance account balance was zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

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

For the nine months ended March 31, 1998, the sales activity was approximately thirty-five percent for military aircraft engines and sixty-five percent for commercial aircraft engines.

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

Results of Operations

Kreisler Manufacturing Corporation sales and profits continue to improve compared to the same periods in the prior year. The Company's mission is to increase the productivity and competitiveness of Kreisler, to accelerate profitable growth and broaden our customer base. Sales increased $1,019,000 or 40% and $2,387,000 or 35% compared to the third quarter and nine months of fiscal year 1997. As airline profitability improved so has the demand for new aircraft. At the present time there are well over 2,000 jet transports on backlog and 700 scheduled for delivery in 1998

Profit before income taxes of $489,000 for the third quarter and $1,155,000 for the nine months compared with profit of $87,000 and $21,000 in the third quarter and nine months of fiscal year 1997.

Profits improved with increased sales, improved pricing and efficiencies derived from higher unit volume. Profit before income taxes of $1,155,000 for the period ended March 31, 1998, compares to $676,000 for the fiscal year ended June 30, 1997.

Selling, general and administrative expenses increased for the three months and nine months ended March 31, 1998, $16,000 and $110,000 respectively, as compared to the same period in the prior fiscal year. Primary increases were in bonus, legal expenses and stock administration fees.

Income tax expense for the third quarter was $89,000 compared to none in the third quarter of the prior year. For the nine months ended March 31, 1998 there was a tax provision of $39,000. At the end of the third quarter all tax allowances against the deferred tax benefit have been used, and the fourth quarter will reflect only an income tax expense at a 40% tax rate. Tax benefits for tax purposes continue to be available, so the provision for taxes for the balance of the year will be a non-cash item.

With improved sales and profits our cash flow is positive with cash and cash equivalents increasing $942,000 since June 30, 1997. Accounts receivable has increased $372,000, or 23%, and accounts payable increased $99,000, or 18%, since June 30, 1997. The balance sheet continues to show no long term debt. Management believes there are sufficient funds available to take care of both its short term and long term requirements by internally generated funds or reserves.

Capital equipment will be purchased on an as needed basis. Current backlog is slightly over $11,000,000 as of March 31, 1998.

Stockholder equity increased 25% from $2.25 as of June 30, 1997, to $2.81 as of March 31, 1998. After the four for one stock split, basic outstanding shares are 1,942,048; fully diluted outstanding shares are 1,984,858.

PART II       OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS
              None

ITEM 2        CHANGES IN SECURITIES
              None

ITEM 3        DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

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



                                          KREISLER MANUFACTURING CORPORATION
                                                   (Registrant)



                                          By  /s/ EDWARD L. STERN
                                             -----------------------------
                                                  Edward L. Stern
                                                President, Treasurer


April 3, 1998

                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION
-------                             -----------

  11        Statement re computation of per share earnings.

  27        Financial Data Schedule.