Form 10KSB
period 1998-06-30
KREISLER MANUFACTURING CORP
filed 1998-09-24
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                               -----------    -------------

Commission File Number: 0-4036

                       KREISLER MANUFACTURING CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                     DELAWARE                       22-1044792
         ------------------------------       ----------------------
         (State of other jurisdiction of         I.R.S. employer
         incorporation or organization)       Identification Number)


          5960 CENTRAL AVENUE, SUITE H., ST. PETERSBURG, FLORIDA 33707
          ------------------------------------------------------------
               (Address of principal executive offices) (zip code)

Issuer's telephone number: 727-347-1144

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                 Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, $.125 PAR VALUE PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year was $13,025,631.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer is approximately $4,831,472(1).

The number of shares of Common Stock outstanding as of September 18, 1998 was 1,942,048 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference in Parts I and II of this Report. With the exception of the information incorporated by reference in Parts I and II of this Report, the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)
[ ] Yes [X] No

----------
(1)The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's common stock multiplied by the last closing price for the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System on September 18, 1998. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                         FORM 10-KSB ANNUAL REPORT 1998

                       KREISLER MANUFACTURING CORPORATION

                                                                       PAGE NO.
                                                                       --------

PART I........................................................................1
         ITEM 1.  DESCRIPTION OF BUSINESS.....................................1
         ITEM 2.  DESCRIPTION OF PROPERTY.....................................2
         ITEM 3.  LEGAL PROCEEDINGS...........................................3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........3

PART II.......................................................................3
         ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................3
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION...................................................4
         ITEM 7.  FINANCIAL STATEMENTS........................................4

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................5

PART III......................................................................5
         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                   ACT........................................................5
         ITEM 10.  EXECUTIVE COMPENSATION.....................................5
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT.................................................5
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............5
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...........................5

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") which was incorporated in New Jersey on July 3, 1956 manufacture precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines.

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

Over the past three years, ninety percent of the Company's products were tubular assemblies. For the fiscal year ended June 30, 1998, the sales activity was approximately thirty-five percent for military aircraft engines and sixty-five percent for commercial aircraft engines.

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

CUSTOMERS

Four customers of the Company accounted for 78% of the consolidated net sales of the Company in the fiscal year ended June 30, 1998.

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

EMPLOYEES

At June 30, 1998, the Company employed approximately 100 persons, all of whom are full-time employees. Approximately 60 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2000.

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

During fiscal 1998, $210,000 of capital expenditures were made. Management believes that the Company's present industrial plant facilities are suitable for the Company's current and near term operations and that these properties are adequately covered by insurance.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in over the counter market and is quoted on the national Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ). The following table sets forth the sales prices for the Common Stock for each quarter in the two year period June 30, 1998.

Quarter                               1998              1997

                                  High   Low        High     Low

First September 30               7.00    1.69        .88     .66

Second  December 31             17.75    5.25       1.16     .91

Third  March 31                 13.00    6.25       1.81    1.16

Fourth  June 30                 10.63    6.75       1.78    1.25


The Company has not paid any dividends during the last two fiscal years. The holders of the Company's Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. It is the Company's current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 1998, the Company had approximately 1000 stockholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

"Management's Discussion and Analysis" on page 9 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries and the Auditor's Report included on pages 1 through 8 of the Annual Report to Stockholders for the year ended June 30,1998 are incorporated herein by reference:

Consolidated Balance Sheets - June 30, 1998 and 1997

Consolidated Statements of Operations - Years Ended June 30, 1998 ,1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity - June 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows - Years Ended June 30, 1998 and 1997

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this Report.

1        FINANCIAL STATEMENTS.

10.3     Union Agreement

11       Statement re computation of per share earnings.

13 Annual Report to Stockholders for the fiscal year ended June 30, 1998 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

21       Subsidiaries of the Registrant.

27       Financial Data Schedule

(b)      Reports on 8-K

No reports on Form 8-K were filed during the last period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KREISLER MANUFACTURING CORPORATION

                                       By: /s/ EDWARD L. STERN
                                          ---------------------------
                                           Edward L. Stern, President

Date: September 24, 1998

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                       TITLE                                             DATE
----                       -----                                             ----
/s/ EDWARD L. STERN        Director, President and Chief Financial           September 24, 1998
-------------------        Officer (Principal Executive Officer,
Edward L. Stern            Principal Financial Officer and Principal
                           Accounting Officer)


/s/ ROBERT S. KRUPP        Director                                          September 24, 1998
----------------------
Robert S. Krupp

/s/ HARRY BRILL-EDWARDS    Director                                          September 24, 1998
-----------------------
Harry Brill-Edwards

/s/ EDWARD A. STERN        Director, Vice President                          September 24, 1998
-----------------------
Edward A. Stern

/s/ MICHAEL D. STERN       Director, Vice President                          September 24, 1998
-----------------------
Michael D. Stern

                                  EXHIBIT INDEX

         10.3     Union Agreement

         11       Statement re computation of per share earnings.

         13       Annual Report to Stockholders for the fiscal year ended June
30, 1998 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

         21       Subsidiaries of the Registrant.

         27       Financial Data Schedule