Form 10QSB
period 1998-09-30
KREISLER MANUFACTURING CORP
filed 1998-10-19
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended      SEPTEMBER 30, 1998
                                    -------------------

[ ] Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________________to ______________________

Commission File Number:              0-4036

                       KREISLER MANUFACTURING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    DELAWARE                               22-1044792
         ------------------------------                -------------------
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


                                 NOT APPLICABLE
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of September 30,1998 was 1,942,048 shares.

Transitional small business disclosure format (check one):   Yes [ ]   No [X]

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


PART I   Financial Information

Item 1   Financial Statements
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Cash Flows
           Notes To Financial Statements

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

Item 6   Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    (UNAUDITED)          (AUDITED)
                                                                FIRST QUARTER ENDED      YEAR ENDED
                                                                       9/30/98            6/30/98
                                                                -------------------      ----------
ASSETS

Cash and cash equivalents                                            $2,842,288          $1,909,048
Certificates of deposit - current                                          --               587,609
Accounts receivable - trade                                           2,090,135           2,456,788
Inventories
   Raw Materials                                                      1,453,840           1,441,560
   Work in Process                                                      412,576             412,500
   Finished Goods                                                        98,233              91,740
                                                                     ----------          ----------
                                                                      1,964,649           1,945,800

Deferred tax asset                                                      125,700             125,700
Other current assets                                                     29,148              28,056
                                                                     ----------          ----------
Total current assets                                                  7,051,920           7,053,001
                                                                     ----------          ----------
Property, plant & equip., at cost, less accum.deprec                    308,237             322,857
                                                                     ----------          ----------
                                                                     $7,360,157          $7,375,858
                                                                     ----------          ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                             $  552,421          $  756,057
Accrued expenses                                                        385,046             599,252
                                                                     ----------          ----------
Total current liabilities                                               937,467           1,355,309
                                                                     ----------          ----------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized
  1,942,048 shares issued and outstanding for 1998                      242,756             242,756
Additional paid-in capital                                            1,571,703           1,571,703
Retained earnings                                                     4,608,231           4,206,090
                                                                     ----------          ----------
Total Stockholders' Equity                                            6,422,690           6,020,549
                                                                     ----------          ----------
                                                                     $7,360,157          $7,375,858
                                                                     ----------          ----------

The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

Three Months Ended September 30                          1998           1997
                                                     -----------    -----------

Revenues                                             $ 3,438,408    $ 2,392,533
                                                     -----------    -----------

Cost of goods sold                                     2,699,013      2,100,307
Selling, general and administrative expenses              93,708         68,913
                                                     -----------    -----------
                                                       2,792,721      2,169,220
                                                     -----------    -----------
Earnings from operations                                 645,687        223,313

Other income :
Interest and other earnings                               24,066         20,503
                                                     -----------    -----------
Earnings before income taxes                             669,753        243,816

Provision (benefit) for income tax                       267,613       (100,000)
                                                     -----------    -----------
Net earnings                                         $   402,140    $   343,816
                                                     -----------    -----------
Earnings per share:
Net earnings basic shares                            $       .21    $       .18
Net earnings diluted shares                          $       .20    $       .18
                                                     -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


THREE MONTHS ENDED SEPTEMBER 30                           1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                         $   402,140    $   343,816
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                             18,974         11,732
(Increase) decrease in operating assets:
Accounts receivable - trade                              366,654        218,739
Inventories                                              (18,848)       (76,682)
Other current assets                                      (1,092)         3,858
Deferred tax asset                                          --         (100,000)
Increase (decrease) in operating liabilities:
Accounts payable - trade                                (203,636)        91,325
Accrued expenses                                        (214,206)       (86,311)
                                                     -----------    -----------
Net adjustments                                          (52,154)        62,661
                                                     -----------    -----------
Cash provided (used) by operating activities             349,986        406,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments and certificates of deposit         --           (7,125)
Proceeds from redemption of certificates of deposit
                                                         587,609           --
Purchase of property and equipment                        (4,355)       (37,941)
                                                     -----------    -----------
Cash provided (used) by investing activities             583,254        (45,066)


Increase in cash and cash equivalents                    933,240        361,411
Cash and cash equivalents at beginning of year         1,909,048        691,916
                                                     -----------    -----------
Cash and cash equivalents at September 30            $ 2,842,288    $ 1,053,327
                                                     -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of September 30, 1998 and the related consolidated statements of operations and retained earnings and cash flows for the three month period ended September 30,1998 and 1997 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1998.


2.  Inventories

On interim reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended June 30, 1998.

3.  Income Tax Provision

At September 30, 1998 the company had fully utilized net operating loss carryforward for federal income tax purposes, a net operating loss carryforward of approximately $642,000 for New Jersey state income tax purposes, expiring over a period of years through 2003; and a net operating loss carryforward for Florida state income tax purposes of approximately $142,000 expiring over a period of years through 2011. The provision for income taxes for the three month period ended September 30, 1998 was $268,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

  Description of Business

  Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") which was incorporated in New Jersey July 3, 1956 manufacture precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines.

  Forward Looking Statements

  This Quarterly Report on Form 10QSB contains forward looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operation, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

  Forward looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward looking statements.


  Products

  The Company fabricates precision metal components and assemblies primarily for aircraft engines with both military and commercial applications. The primary function of the Company's products is to transport fluids (including air) to various parts of the aircraft or aircraft engine. The redirection of air is a major element in reducing high temperatures generated by aerospace propulsion. High temperatures are a limiting factor in increasing thrust in jet engines.

  Tube assemblies may be made of various materials and configurations. Materials include titanium, inconel and stainless steel. Configurations include quality controlled and highly engineered manifold assemblies to transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine.

  For the three months ended September 30, 1998, sales activity was approximately thirty-five percent military aircraft engines and sixty-five percent commercial aircraft engines.

Substantially all sales of products are made through an in-house sales staff supported by a government sales representative. All products are manufactured to the blueprints and specifications of the particular customer. Orders are received through competitive proposals which are made in response to requests for bids from contractors who are frequently supplying engines for commercial businesses or various branches of the United States Government.


Results of Operations

Kreisler Manufacturing Corporation revenues and earnings continue to improve compared to the same period in the prior year. The Company's goal is to build shareholder value via expanded marketing and sales growth and increased productivity and competitiveness. Revenues increased $1,046,000 or 44% compared to the first quarter of the prior year. Our customer base was expanded with the addition of four new accounts.

Income before taxes was $669,000 or 19.5% for the three months ended September 30, 1998 compared with $244,000 or 10% for the three months ended September 30, 1997. An increase of $425,000 or 174%.

Earnings before taxes improved primarily with a productivity increase of 21%. An improved production control system was implemented during the quarter which improved productivity by making material available when needed. Factory expenses increased 3% on a revenue increase of 44%. Net earnings were impacted by a provision for taxes of $268,000 for the period ended September 30, 1998 compared to a tax benefit of $94,000 for the same period in the prior year. Net earnings were $402,400 in the current year compared with $344,000 for the comparable period in the prior year. Earnings per share increased 11% for the three months on an adjusted shares basis: $.20 this year compared to $.18 for the same period in the prior year.

Selling, general and administrative expenses increased $10,000 or 10% for the three months ended September 30, 1998 compared to September 30, 1997. Salaries and audit expenses were the primary increases.

Income tax expense for the first quarter was $268,000 compared to a tax benefit of $94,000 in the first quarter of the prior year or a change of $362,000. All tax allowances against deferred tax benefits have been used and the first quarter provision is at the combined federal and state income tax rate of 40%. Deferred tax benefits for income tax purposes is $126,000.

Cash and cash equivalents since June 30, 1998 increased $933,000 or 49% to $2,843,000: including the $587,600 certificate of deposit redemption. The cash flow for the quarter was $345,000. Accounts receivables decreased 367,000 or 15%. The balance sheet has no long term debt and a current ratio of 7.5:1. Management believes there are sufficient funds available to take care of both its short term and long term requirements by internally generated funds or reserves.

Capital equipment will be purchased on an as needed basis. Current backlog remains the same as that of June 30, 1998.

Stockholder equity since June 30, 1998 increased 6.8% from $3.10 per share to $3.31. For the year ended September 30, 1998 from September 30, 1997 stockholder equity increased 34% or $.82 per share.

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



                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)





                          BY  /s/ EDWARD L. STERN
                          --  -------------------
                                 Edward L. Stern
                              President, Treasurer






October 21,  1998