Form 10QSB/A
period 1998-09-30
KREISLER MANUFACTURING CORP
filed 1999-01-12
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended      SEPTEMBER 30, 1998
                                    -------------------

[ ]  Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from                     to
                               -------------------     ---------------------

Commission File Number:             0-4036
                                    ------

                       KREISLER MANUFACTURING CORPORATION
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 DELAWARE                            22-1044792
------------------------------------------------------------------------------
      (State of other jurisdiction of                 (I.R.S. employer
      incorporation or organization)            Identification No.)

         5960 CENTRAL AVENUE, SUITE H., ST. PETERSBURG, FLORIDA 33707
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (813) 347-1144
------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

The Year 2000 discussion has been added to Management Discussion and Analysis.

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

Year 2000

Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as 00 or 1900. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

During FY 1999, the Company developed a plan to evaluate and address the impact of the Year 2000 problem on its internal systems. In addition, the Company is now seeking to evaluate the potential impact of the Year 2000 problem at key customers and suppliers of the Company. The Company has divided the plan into three areas of evaluation: 1) administrative/manufacturing hardware and software, 2) customers and 3) suppliers. The Company is approximately 40% complete in the evaluation of hardware and software and expects to be substantially complete with this portion of the evaluation by 28 February 1999. Final compliance for administrative/manufacturing hardware and software is expected by 30 June 1999. The Company is assessing its Year 2000 risks related to relationships with significant customers and suppliers. The primary focus of this portion of the evaluation is through written responses to a Company-sponsored request for information to significant customers and suppliers. The responses to this request for information are currently being gathered for review.

Despite these efforts, the Company can provide no assurances that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner and there can be no assurances that the Company will not experience material Year 2000 related problems or expenses.

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
          None

ITEM 2    CHANGES IN SECURITIES
          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5    OTHER INFORMATION
          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8K
          None

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)

                             BY /s/ EDWARD L. STERN
                                -------------------
                                   Edward L. Stern
                                President, Treasurer



January 12, 1999