Form 10QSB
period 1998-12-31
KREISLER MANUFACTURING CORP
filed 1999-02-02
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended    DECEMBER 31, 1998
                                  -----------------

[ ]  Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________________ to ______________________

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

                                 (727) 347-1144
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

                                 [X] Yes [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of December 31,1998 was 1,950,046 shares.

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

Item 6   Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS


               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                               SECOND QUARTER ENDED                    YEAR ENDED
                                                                                      12/31/98                          6/30/98
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                            $3,135,745                      $ 1,909,048
Certificates of deposit - current                                                        -                               587,609
Accounts receivable - trade                                                           2,028,721                        2,456,788
Inventories
   Raw Materials                                                                      1,248,473                        1,441,560
   Work in Process                                                                      915,631                          412,500
   Finished Goods                                                                        76,809                           91,740
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      2,240,913                        1,945,800

Deferred tax asset                                                                      125,700                          125,700
Other current assets                                                                     64,038                           28,056
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  7,595,117                        7,053,001
---------------------------------------------------------------------------------------------------------------------------------
Property, plant & equip., at cost, less accumulated

Depreciation of  $2,850,949 for 1999 and $2,809,552 for 1998                            334,837                          322,857
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     $7,929,954                      $ 7,375,858
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                               $520,114                        $ 756,057
Accrued expenses                                                                        623,245                          599,252
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             1,143,359                        1,355,309
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized
  1,950,046 and 1,942,048  shares issued and  outstanding for
  December 31, 1998 and June 30, 1998 respectively.                                     242,756                          242,756
Additional paid-in capital                                                            1,571,703                        1,571,703
Retained earnings                                                                     4,972,136                        4,206,090
---------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                            6,786,595                        6,020,549
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     $7,929,954                      $ 7,375,858
---------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
Three Months Ended December  31                                                               1998                     1997
---------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                                     $3,676.701               $3,271,035
---------------------------------------------------------------------------------------------------------------------------------

Cost of goods sold                                                                            2,925,478                2,721,733
Selling, general and administrative expenses                                                    188,804                  155,168
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              3,114,282                2,876,901
---------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                        562,419                  394,134

Other income :
Interest and other earnings                                                                      44,369                   21,889
---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                    606,788                  416,023

Provision for income tax                                                                        242,883                   43,684
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                  $ 363,905                $ 372,339
---------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                                                                      $    .18                  $   .19
Net earnings diluted shares                                                                    $    .17                  $   .19
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Six Months Ended December  31                                                                 1998                     1997
---------------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                     $7,115,109               $5,663,567
---------------------------------------------------------------------------------------------------------------------------------

Cost of goods sold                                                                            5,624,491                4,801,377
Selling, general and administrative expenses                                                    282,512                  238,743
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              5,907,003                5,040,120
---------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                      1,208,106                  623,447

Other income :
Interest and other earnings                                                                      68,436                   42,392
---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                  1,276,542                  665,839

Provision (benefit)for income tax                                                               510,497                 (50,316)
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                  $ 766,045                $ 716,155
---------------------------------------------------------------------------------------------------------------------------------
Earnings per share:

Net earnings basic shares                                                                      $    .39                  $   .36
Net earnings diluted shares                                                                    $    .37                  $   .36
---------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
Six Months Ended December  31                                                                    1998                     1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                  $ 766,045                $ 716,155
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                                                                    41,398                   23,464
(Increase) decrease in operating assets:
Accounts receivable - trade                                                                     428,067                  (3,340)
Inventories                                                                                   (295,113)                (205,203)
Other current assets                                                                           (35,982)                 (13,604)
Deferred tax asset                                                                                   -                  (59,040)
Increase (decrease) in operating liabilities:
Accounts payable - trade                                                                      (235,942)                 (41,097)
Accrued expenses                                                                                 23,993                  (4,635)
---------------------------------------------------------------------------------------------------------------------------------
Net adjustments                                                                                (73,579)                (303,455)
---------------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities                                                    692,466                  412,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments and certificates of deposit                                                  -                  (14,696)
Proceeds from redemption of certificates of deposit                                             587,609                      -
Purchase of property and equipment                                                             (53,378)                (125,610)
---------------------------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                                    534,231                (140,306)


Increase in cash and cash equivalents                                                         1,226,697                  272,394
Cash and cash equivalents at beginning of year                                                1,909,048                  691,916
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                                    $ 3,135,745                $ 964,310
---------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and retained earnings and cash flows for the three month and the six month periods ended December 31,1998 and 1997 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1998.

2.  INVENTORIES

On interim reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended December 31, 1998.

3.  INCOME TAX PROVISION

At December 31, 1998 the company had fully utilized net operating loss carryforward for federal income tax purposes, a net operating loss carryforward of approximately $642,000 for New Jersey state income tax purposes, expiring over a period of years through 2003; and a net operating loss carryforward for Florida state income tax purposes of approximately $142,000 expiring over a period of years through 2011. The provision for income taxes for the three month period ended December 31, 1998 was $242,883 and for the six month period ended December 31, 1998 was $510,497.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

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

PRODUCTS

Kriesler fabricates precision metal compenents for use in aircraft, spacecraft and industrial gas turbine engines. Our primary product line includes manifold assemblies, consisting of fuel manifolds, scavenge tubes, breather tubes and various air, oil and de-icing lines. These assemblies may be made of various materials and configurations. Materials include titanium, inconel and stainless steel. Capabilities to fabricate these components include tube bending, heat treating, furnace brazing, manual and automatic welding, machining and nickel plating. Kreisler also performs x-ray and penetrant inspection.

For the three months ended December 31, 1998, sales activity was approximately twenty percent military aircraft engines and eighty percent commercial aircraft engines.

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

RESULTS OF OPERATIONS

The Company's goals are to seek profitable sales growth to increase shareholder value. To build an organization to support and manage this growth. To expand and diversify our core competency by investing in state of the art proprietary processes and manufacturing technology.

Kreisler Manufacturing Corporation revenues and earnings continue to improve although less robustly with provision for taxes compared to the same periods in the prior year. Revenues increased for the second quarter $406,000 or 12% and for the six months $1,452,000 or 26% compared to the same periods in the prior year. Earnings before income taxes increased $191,000 or 46% for the quarter and $611,000 or 92% for the six months compared to the same periods in the prior year.

Federal and State Income tax increased $199,000 or 456% for the quarter and $560,000 or 1,115% for the six months ended December 31, 1998, compared to the same periods in the prior year.

Net income for the quarter decreased $8,000 for the quarter or 2% and increased $50,000 or 7% for the six months compared to the same periods in the prior year. Diluted earnings per share for the second quarter were .17 compared to .19 in the same period in the prior year. For the six months diluted earnings per share were .37 compared to .36 for the same period in the prior year.

Selling, general and administrative expenses increased 30% or $30,000 for the quarter compared to the comparable period in the prior year. Primary impact was $58,000 paid to a member of The Board of Directors, Robert Krupp, as a strategic planning consultant. For the six months SG&A increased $40,000 or 17% compared to the same period in the prior year.

Total expenses excluding SG&A for the quarter increased 7.5% with a sales increase of 13% and for the six months a 17% expense increase on a 26% sales increase compared to the same periods in the prior year.

Cash and cash equivalents increased 64% or $1,227,000 since June 30, 1998. Inventory increased 15% or $295,000 since June 30, 1998 and accounts receivables declined 17% or $428,000. The balance sheet has no long term debt, current ratio of 6.6:1 and $6,451,000 working capital. Management believes there are sufficient funds available for current operations with internally generated funds or reserves for capital equipment and short and long term requirements. Acquisitions or additional expansion would require outside funding.

Current backlog is approximately $13 million as of December 31, 1998 a 7% decline since June 30, 1998.

Stockholder equity per share increased since June 30, 1998 to December 31, 1998 from $3.10 per share to $3.48 or 12.6%.

YEAR 2000

The first quarter 10Q of fiscal year 1998-99 was amended on January 12, 1999 to include the following Year 2000 discussion. The only change since that date is that the Company has received additional completed questionaires from both its customers and vendors indicating their compliance or expected completion date for compliance.

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

FOR MORE INFORMATION CONCERNING KREISLER MANUFACTURING CORPORATION, PLEASE ACCESS OUR WEBSITE NOW UNDER CONSTRUCTION AT WWW.KREISLER-IND.COM.

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





                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)



                             BY /s/ EDWARD L. STERN
                               --------------------
                                 Edward L. Stern
                              President, Treasurer

January 28,  1999

                                 EXHIBIT INDEX


EXHIBIT
-------

  11.      Statement re: computation of per share earings

  27.      Financial data schedule