Form 10QSB
period 1999-03-31
KREISLER MANUFACTURING CORP
filed 1999-04-13
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      MARCH 31,1999

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________________ to ____________________

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

                                 (727) 347-1144
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of March 31,1999 was 1,950,046 shares.

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

Item 6         Exhibits and Reports of Form 8-K

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (UNAUDITED)
                                                                          ------------------
                                                                          THIRD QUARTER ENDED  YEAR ENDED
                                                                               3/31/99           6/30/98
                                                                          -------------------  ----------
ASSETS

Cash and cash equivalents                                                      $3,152,228      $1,909,048
Certificates of deposit - current                                                    --           587,609
Accounts receivable - trade                                                     2,706,088       2,456,788
Inventories
   Raw Materials                                                                1,765,928       1,441,560
   Work in Process                                                                501,143         412,500
   Finished Goods                                                                 119,319          91,740
                                                                               ----------      ----------
                                                                                2,386,390       1,945,800

Deferred tax asset                                                                125,700         125,700
Other current assets                                                               51,473          28,056
                                                                               ----------      ----------
Total current assets                                                            8,421,879       7,053,001
                                                                               ----------      ----------
Property, plant & equip., at cost, less accumulated
Depreciation of  $2,873,373 for 1999 and $2,809,552 for 1998                      364,655         322,857
                                                                               ----------      ----------
                                                                               $8,786,534      $7,375,858
                                                                               ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                       $  595,077      $  756,057
Accrued expenses                                                                  991,028         599,252
                                                                               ----------      ----------
Total current liabilities                                                       1,586,105       1,355,309
                                                                               ----------      ----------
Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized 1,950,046 and
  1,942,048 shares issued and outstanding for
December 31, 1998 and June 30, 1998 respectively                                  242,756         242,756
Additional paid-in capital                                                      1,571,703       1,571,703
Retained earnings                                                               5,385,970       4,206,090
                                                                               ----------      ----------
Total Stockholders' Equity                                                      7,200,429       6,020,549
                                                                               ----------      ----------
                                                                               $8,786,534      $7,375,858
                                                                               ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements

              KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

THREE MONTHS ENDED MARCH 31                        1999            1998
---------------------------                     -----------    -----------

REVENUES                                        $ 3,640,128    $ 3,527,159
                                                -----------    -----------
Cost of goods sold                                2,799,069      2,981,858
Selling, general and administrative expenses        181,292         84,561
                                                -----------    -----------
                                                  2,980,361      3,066,419
                                                -----------    -----------
Earnings from operations                            659,767        460,740

Other income :
Interest and other earnings                          32,272         27,923
                                                -----------    -----------
Earnings before income taxes                        692,039        488,663

Provision for income tax                            278,205         89,189
                                                -----------    -----------
Net earnings                                    $   413,884    $   399,474
                                                -----------    -----------
Earnings per share:
Net earnings basic shares                       $       .21    $       .20
Net earnings diluted shares                     $       .20    $       .20
                                                -----------    -----------

NINE MONTHS ENDED MARCH 31                         1999           1998
--------------------------                      ----------     ----------

REVENUES                                        $10,755,237    $ 9,190,726
                                                -----------    -----------
Cost of goods sold                                8,423,560      7,783,235
Selling, general and administrative expenses        463,803        323,304
                                                -----------    -----------
                                                  8,887,363      8,106,539
                                                -----------    -----------
Earnings from operations                          1,867,874      1,084,187

Other income :
Interest and other earnings                         100,708         70,315
                                                -----------    -----------
Earnings before income taxes                      1,968,582      1,154,502

Provision for income tax                            788,702         38,873
                                                -----------    -----------
Net earnings                                    $ 1,179,879    $ 1,115,629
                                                -----------    -----------
Earnings per share:
Net earnings basic shares                       $       .60    $       .57
Net earnings diluted shares                     $       .57    $       .56
                                                -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED MARCH 31                                 1999            1998
--------------------------                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                           $ 1,179,879     $ 1,115,629
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                               63,821          51,135
(Increase) decrease in operating assets:
Accounts receivable - trade                               (249,300)       (371,897)
Inventories                                               (440,589)        107,014
Other current assets                                       (23,417)         (6,351)
Deferred tax asset                                            --            38,873
Increase (decrease) in operating liabilities:
Accounts payable - trade                                  (160,980)         99,351
Accrued expenses                                           391,776         114,714
                                                       -----------     -----------
Net adjustments                                           (418,688)         32,839
                                                       -----------     -----------
Cash provided (used) by operating activities               761,191       1,148,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments and certificates of deposit           --           (22,362)
Proceeds from redemption of certificates of deposit        587,609            --
Purchase of property and equipment                        (105,620)       (184,536)
                                                       -----------     -----------
Cash provided (used) by investing activities               481,989        (206,898)

Increase in cash and cash equivalents                    1,243,180         941,570
Cash and cash equivalents at beginning of year           1,909,048         691,916
                                                       -----------     -----------
Cash and cash equivalents at March 31                  $ 3,152,228     $ 1,633,486
                                                       -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of March 31, 1999 and the related consolidated statements of operations and retained earnings and cash flows for the three month and the nine month periods ended March 31,1999 and 1998 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

3.  INCOME TAX PROVISION

At March 31,1999 the company had fully utilized net operating loss carryforward for federal income tax purposes, a net operating loss carryforward of approximately $642,000 for New Jersey state income tax purposes, expiring over a period of years through 2003; and a net operating loss carryforward for Florida state income tax purposes of approximately $142,000 expiring over a period of years through 2011. The provision for income taxes for the three month period ended March 31, 1999 was $ 278,205 and for the nine month period ended March 31, 1999 was $ 788,702.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999

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

 PRODUCTS

 Kreisler fabricates precision metal components for use in aircraft, spacecraft and industrial gas turbine engines. Our primary product line includes manifold assemblies, consisting of fuel manifolds, scavenge tubes, breather tubes and various air, oil and de-icing lines. These assemblies may be made of various materials and configurations. Materials include titanium, inconel and stainless steel. Capabilities to fabricate these components include tube bending, heat treating, furnace brazing, manual and automatic welding, machining and nickel plating. Kreisler also performs x-ray and penetrant inspection.

  For the three months ended March 31, 1999, sales activity was approximately twenty percent military aircraft engines and eighty percent commercial aircraft engines.

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

RESULTS OF OPERATIONS

Kreisler Manufacturing Corporation revenues and earnings continue to improve compared to the same periods in the prior year. Revenues increased for the third quarter $104,000 or 3% and for the nine months $1,565,000 or 17% compared to the same periods in the prior year. Earnings before income taxes increased $203,376 or 42% for the quarter and $814,000 or 52% for the nine months compared to the same periods in the prior year.

Federal and State Income tax increased $189,000 or 212% for the quarter and $750,000 or 1,923% for the nine months ended March 31, 1999, compared to the same periods in the prior year.

Net income for the quarter increased $2,000 for the quarter or 1% and increased $387,000 or 49% for the nine months compared to the same periods in the prior year. Diluted earnings per share for the third quarter were .20 compared to .20 in the same period for the prior year. For the nine months diluted earnings per share were .57 compared to .56 for the same period in the prior year.

Selling, general and administrative expenses increased 124% or $100,000 for the quarter compared to the comparable period in the prior year. Primary impact was $59,000 paid to a member of The Board of Directors, Robert Krupp, as a strategic planning consultant. For the nine months SG&A increased $140,000 or 9% which included $117,000 paid to Robert Krupp and Board of Directors fees of $20,000 compared to the same period in the prior year.

Total expenses for the quarter decreased 3% with a sales increase of 3% and for the nine months a 8.5% total expense increase on a 17% sales increase compared to the same periods in the prior year.

Cash and cash equivalents increased 26% or $656,000 since June 30, 1998. Inventory 23% or $441,000 since June 30, 1998 and accounts receivables increased 10% or $249,000. The balance sheet has no long term debt, current ratio of 5.3:1 and $6,839,000 working capital. Management believes there are sufficient funds available for current operations with internally generated funds or reserves for capital equipment and short and long term requirements. Acquisitions or additional expansion would require outside funding.

Current backlog is approximately $12 million as of March 31, 1999 a 14% decline since June 30, 1998.

Stockholder equity per share increased since June 30, 1998 to March 31, 1999 from $3.10 per share to $3.69 or 19%.

YEAR 2000

Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as 00 or 1900. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

During FY 1999, the Company developed and began implementation of a plan to evaluate and address the potential impact on the Company of the Year 2000 problem on internal systems, key customers and suppliers. The Company has divided the plan into three areas of evaluation: 1) administrative and manufacturing computer hardware and software and imbedded systems 2) customers and 3) suppliers.

As of 31 March 1999, the Company's networked computer hardware systems have been internally tested and are Year 2000 ready. Year 2000 readiness for computer software and imbedded systems is expected by 30 June 1999. The Company also continues to assess its Year 2000 risks attributable to its relationships with significant customers and suppliers. As of 31 March 1999, the Company had received written responses to a Company sponsored request for information from the majority of our significant customers and suppliers. The responses to this request for information indicate a high level of stated anticipated Year 2000 readiness by our significant customers and suppliers by 31 December 1999. The Company continues to identify, evaluate and develop solutions or contingency plans to address any Year 2000 readiness problems it may encounter.

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

                                   KREISLER MANUFACTURING CORPORATION
                                              (Registrant)

                                       By /s/ EDWARD L. STERN
                                          -------------------
                                              Edward L. Stern
                                            President, Treasurer

April 13,  1999

                                 EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

  11         Statement re: Computation of per share earnings

  27         Financial Data Schedule