Form 10KSB
period 1999-06-30
KREISLER MANUFACTURING CORP
filed 1999-09-29
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

Commission File Number: 0-4036

                       KREISLER MANUFACTURING CORPORATION
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                             22-1044792
- --------------------------------------------------------------------------------
(State of other jurisdiction of                              I.R.S. employer
 incorporation or organization)                           Identification Number)

          5960 CENTRAL AVENUE, SUITE H., ST. PETERSBURG, FLORIDA 33707
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

Issuer's telephone number: 727-347-1144

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                 Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.125 PAR VALUE PER SHARE
- --------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's revenues for its most recent fiscal year was $15,326,299.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer is approximately $9,681,148(1).

The number of shares of Common Stock outstanding as of September 1, 1999 was 1,950,046 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference in Parts I and II of this Report. With the exception of the information incorporated by reference in Parts I and II of this Report, the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)
[ ] Yes                       [X] No

- ---------------
(1)The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's Common Stock multiplied by the last closing price for the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System on September 1, 1999. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                         FORM 10-KSB ANNUAL REPORT 1999

                       KREISLER MANUFACTURING CORPORATION

                                                                        PAGE NO.
                                                                        --------

PART I.........................................................................1
     ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
     ITEM 2.  DESCRIPTION OF PROPERTY..........................................2
     ITEM 3.  LEGAL PROCEEDINGS................................................3
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............3

PART II........................................................................3
     ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..............................................3
     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION........................................................4
     ITEM 7.  FINANCIAL STATEMENTS.............................................4
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..............................5

PART III.......................................................................5
     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
              ACT..............................................................5
     ITEM 10. EXECUTIVE COMPENSATION...........................................5
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.......................................................5
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................5
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................5

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

Over the past three years, ninety percent of the Company's products were tubular assemblies. For the fiscal year ended June 30, 1999, the sales activity was approximately thirty percent for military aircraft engines and seventy percent for commercial aircraft engines.

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

CUSTOMERS

Four customers of the Company accounted for 82% of the consolidated net sales of the Company in the fiscal year ended June 30, 1999.

COMPETITION

The fields in which the Company operates are highly competitive and among the Company's competitors are enterprises which are substantially larger than the Company and possess greater financial, production and marketing resources, as well as numerous smaller concerns. The Company is not a significant factor in its fields. The principal methods of competition are price, quality and delivery. In today's market, flexibility, quality, cost and speed of delivery are required elements. The Company believes that it is competitive on all the above elements.

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

EMPLOYEES

At June 30, 1999, the Company employed approximately 100 persons, all of whom are full-time employees. Approximately 60 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2000.

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

POSSIBLE MERGER TRANSACTION

On July 1, 1999, the Company announced that it had executed a non-binding letter of intent to be acquired by Wood Group Gas Turbine Holdings, Inc. ("Sub"), an indirect subsidiary of John Wood Group PLC ("Parent") (Parent and Sub are collectively referred to as the "Buyer"), for $25.5 million in cash, or approximately $12.25 per share of Company common stock (assuming all outstanding options are exercised).

The potential merger is subject to Buyer's due diligence, negotiation and execution of a definitive agreement, various governmental filings (including Hart-Scott-Rodino and Exon-Florio), the Company's receipt of a fairness opinion, the preparation of a proxy statement and approval by the Company's shareholders, and other customary conditions. The letter of intent is not legally binding, except for certain customary provisions.

Although, the Company and Buyer continue to negotiate the terms of a definitive agreement, there is no assurance that a definitive agreement will be signed, particularly as a result of the discovery of soil and ground water contamination at the Company's New Jersey facility and the difficulty of determining and agreeing upon the Company's uninsured liability exposure. See "Compliance with Environmental Laws" below.

COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company has recently become aware of historical releases of hazardous substances at the facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (hereinafter the "Facility"). Based on the results of tests conducted at the Facility, the Company has discovered that both the soil and groundwater at the Facility, and possibly offsite, are contaminated with tetrachloroethylene ("PCE"). While the Company cannot be absolutely certain about the source of this condition, the Company used PCE for degreasing and other similar purposes from about 1959, when it commenced operation at the Facility, until approximately 1985, when it replaced PCE with another solvent.

Promptly after learning of this condition, the Company notified the New Jersey Department of Environmental Protection ("Department") as required by the New Jersey Spill Compensation and Control Act ("Spill Act"), N.J.S.A. 58:10-23.11, and retained the services of Pleasant Hill Consultants and The Whitman Companies to perform a full site characterization in accordance with the Department's Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. While the site characterization is still underway, the preliminary cost estimate for remediation of the contamination is approximately $1.5 million, to be incurred over the next two to three years. The site characterization is expected to be completed within the next thirty to sixty days.

The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985 and is waiting for a determination from the various insurance carriers regarding the available insurance for coverage of the expected remediation costs and other potential liabilities arising out of the contamination.

At this time, the Company believes, based upon the facts as currently known, that its liability policies will cover at least some of the remediation expenses and other liabilities.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's industrial plant is located at Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 40 years old and the average age of the equipment is 15 years. The lease expires October 1, 2000. The annual lease expense on the plant facilities is $79,992.

During fiscal 1999, $127,000 of capital expenditures were made. Management believes that the Company's present industrial plant facilities are suitable for the Company's current and near term operations and that these properties are adequately covered by insurance.

The Company's principal executive office is located at St. Petersburg, Florida and consists of approximately 1,000 square feet of leased space. The lease is currently on a month to month basis. The annual rental expense is approximately $11,862. The Company does not intend on making any renovations or capital improvements to the leased space. This location is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

By letter dated June 22, 1993 from the Environmental Protection Agency (the "EPA"), the EPA notified the Company that it had evaluated information relating to the transportation of waste in 1962-1963-1964 to the Caldwell Trucking Company Superfund Site (the "Site") and based upon this information EPA believes that the Company is a Potentially Responsible Party ("PRP") pursuant to Section 107(a) of the Comprehensive Environmental Response compensation and Liability Act ("CERCLA"), 42 U.S.C. Section 9607(a). The letter from the EPA notified the Company of its potential liability for all costs incurred and to be incurred by the government relating to the Site. According to the letter, under CERCLA, and other laws, potentially liable parties, such as the Company, may be ordered to perform response actions deemed necessary by the EPA to protect the public health, welfare or the environment, and may be liable for all costs incurred by the government in responding to any release or threatened release at the Site.

The EPA and a PRP Group have filed suit against the Company for its costs with regard to the Site. Both cases are currently under a stay. Pursuant to the terms of several insurance policies, the legal defense burden is being shared by these insurance companies. Management estimates that the cost before insurance reimbursement of settling both cases will range from less than $60,000 to $100,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

         PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in over the counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth the sales prices for the Common Stock for each quarter in the two year period June 30, 1999.

Quarter                                       Fiscal Year 1999                         Fiscal Year 1998

                                          High                Low                 High                  Low

First Quarter - September 30              11.75               4.88                7.00                 1.69

Second Quarter -December 31               6.87                3.63                17.75                5.25

Third Quarter - March 31                  4.50                3.50                13.00                6.25

Fourth Quarter -June 30                   4.84                3.13                10.63                6.75


The Company has not paid any dividends during the last two fiscal years. The holders of the Company's Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. It is the Company's current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 1999, the Company had approximately 1000 stockholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

"Management's Discussion and Analysis" on page 10 of the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries and the Auditor's Report included on pages 1 through 9 of the Annual Report to Stockholders for the year ended June 30,1999 are incorporated herein by reference:

         Consolidated Balance Sheets - June 30, 1999 and 1998

         Consolidated Statements of Operations - Years Ended June 30, 1999, 1998
           and 1997

         Consolidated Statements of Changes in Stockholders' Equity - June 30,
           1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years Ended June 30, 1999 and
           1998

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this Report.

         11     Statement Regarding Computation of Per Share Earnings.

         13     Annual Report to Stockholders for the fiscal year ended June 30,
1999 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

         21     Subsidiaries of the Registrant.

         27     Financial Data Schedule

(b)      Reports on 8-K

         No reports on Form 8-K were filed during the last period covered by this report.

         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KREISLER MANUFACTURING CORPORATION

                                                By: /s/ EDWARD L. STERN
                                                   -----------------------------
                                                   Edward L. Stern, President

Date: September 29, 1999

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                                       DATE
- ----                                -----                                       ----

/s/ EDWARD L. STERN                 Director, President and Chief Financial     September 29, 1999
- ---------------------------         Officer (Principal Executive Officer,
Edward L. Stern                     Principal Financial Officer and Principal
                                    Accounting Officer)

/s/ ROBERT S. KRUPP                 Director                                    September 29, 1999
- ---------------------------
Robert S. Krupp

/s/ HARRY BRILL-EDWARDS             Director                                    September 29, 1999
- -----------------------
Harry Brill-Edwards

/s/ EDWARD A. STERN                 Director, Vice President                    September 29, 1999
- ---------------------------
Edward A. Stern

/s/ MICHAEL D. STERN                Director, Vice President                    September 29, 1999
- ---------------------------
Michael D. Stern

         EXHIBIT INDEX

         11     Statement re computation of per share earnings.

         13     Annual Report to Stockholders for the fiscal year ended June 30,
1999 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-K, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

         21     Subsidiaries of the Registrant.

         27     Financial Data Schedule