Form 10QSB
period 1999-09-30
KREISLER MANUFACTURING CORP
filed 1999-11-09
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                SEPTEMBER 30, 1999

[ ]  Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ______________________ to ______________________

Commission File Number:                        0-4036


                       KREISLER MANUFACTURING CORPORATION
-------------------------------------------------------------------------------
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

                                 (813) 347-1144
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of September 30,1999 was 1,950,046 shares.

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

Item 6   Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          (UNAUDITED)
------------------------------------------------------------------------------------------
                                                       FIRST QUARTER ENDED      YEAR ENDED
                                                            9/30/99              6/30/99
------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                   $4,491,524          $3,569,380
Certificates of deposit - current                                   --             600,723
Accounts receivable - trade                                  1,502,821           2,548,821
Inventories
   Raw Materials                                             1,770,151           1,844,943
   Work in Process                                             246,304             271,145
   Finished Goods                                               36,075              65,079
------------------------------------------------------------------------------------------
                                                             2,052,530           2,181,167

Deferred tax asset                                              73,000              73,000
Other current assets                                            25,618              47,039
------------------------------------------------------------------------------------------
Total current assets                                         8,145,493           9,020,130
------------------------------------------------------------------------------------------
Property, plant & equip., at cost, less accum.deprec           345,193             362,430
------------------------------------------------------------------------------------------
                                                            $8,490,686          $9,382,560
------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                    $  447,564          $  683,685
Accrued expenses                                               108,008             829,222
------------------------------------------------------------------------------------------
Total current liabilities                                      555,572           1,512,907
------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized
  1,950,046 shares issued and outstanding for 1999             243,756             243,756
Additional paid-in capital                                   1,580,701           1,580,701
Retained earnings                                            6,110,657           6,045,196
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                   7,935,114           7,869,653
------------------------------------------------------------------------------------------
                                                            $8,490,686          $9,382,560
------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
Three Months Ended September 30                        1999              1998
--------------------------------------------------------------------------------

Revenues                                            $2,815,560        $3,438,408
--------------------------------------------------------------------------------

Cost of goods sold                                   2,538,098         2,699,013
Selling, general and administrative expenses           211,919            93,708
--------------------------------------------------------------------------------
                                                     2,750,017         2,792,721
--------------------------------------------------------------------------------
Earnings from operations                                65,543           645,687

Other income :
Interest and other earnings                             43,547            24,066
--------------------------------------------------------------------------------
Earnings before income taxes                           109,090           669,753

Provision for income tax                                43,636           267,613
--------------------------------------------------------------------------------
Net earnings                                        $   65,454        $  402,140
--------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                           $      .03        $      .21
Net earnings diluted shares                         $      .03        $      .20
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30                                                            1999                1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                           $    65,454         $   402,140
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                                                               22,232              18,974
(Increase) decrease in operating assets:
Accounts receivable - trade                                                              1.046,004             366,654
Inventories                                                                                128,637             (18,848)
Other current assets                                                                        21,421              (1,092)
Deferred tax asset                                                                              --                  --
Increase (decrease) in operating liabilities:
Accounts payable - trade                                                                  (211,023)           (203,636)
Accrued expenses                                                                          (746,310)           (214,206)
----------------------------------------------------------------------------------------------------------------------
Net adjustments                                                                            260,961             (52,154)
----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities                                               326,415             349,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit                                             --             587,609
Purchase of property and equipment                                                          (4,995)             (4,355)
----------------------------------------------------------------------------------------------------------------------
Cash provided (used) by investing activities                                                (4,995)            583,254

Increase in cash and cash equivalents                                                      321,420             933,240
Cash and cash equivalents at beginning of year                                           4,170,103           1,909,048
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                              $ 4,491,524         $ 2,842,288
----------------------------------------------------------------------------------------------------------------------

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of September 30, 1999 and the related consolidated statements of operations and retained earnings and cash flows for the three month period ended September 30,1999 and 1998 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1999.


2.  Inventories

On interim reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended June 30, 1999.

3.  Income Tax Provision

At September 30, 1999, the Company had no net operating loss carryforward for federal income tax purposes, and a net operating loss carryforward for Florida state income tax purposes of approximately $60,000, expiring over a period of years through 2011.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS


               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

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

   For the three months ended September 30, 1999, sales activity was approximately thirty-five percent military aircraft engines and sixty-five percent commercial aircraft engines.

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

Results of Operations

   Kreisler Manufacturing Corporation revenues and earnings declined compared to the same period in the prior year. Revenues declined $623,000 or 18% and earnings $337,000 or 84%. Revenues declined primarily with a change in product mix for the quarter, production difficulties and the dilutive effect on personnel focusing more on future development projects. Less definitive but present, the announced Letter of Intent for a merger on July 1, 1999.

   Earnings declined primarily with lower shipments but in addition the impact of over $200,000 in environmental and merger expenses. It would appear that these costs will continue or be accrued for both environmental and merger expenses.

   As we remained marginally profitable our cash and cash equivalents, increased to $4,492,000 or 8% compared to June 30, 1999, and our backlog improved 4% to slightly over 14 million dollars compared to June 30, 1999.


Year 2000 Compliance

   The Company has reviewed its critical information systems for Year 2000 compliance and has initiated plans to remedy any deficiencies in a timely manner. As a result of the review and actions plan, the Company believes the cost of such remedial corrective actions are not material to the Company's financial position, results of operations or cash flows. The Company plans to be Year 2000 compliant by December 1999. Despite these efforts, the Company can provide no assurances that supplier and customer Year 2000 compliance plans will be successfully completed in a timely manner and there can be no assurances that the company will not experience Year 2000 related problems and expenses.

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

TERMINATION OF MERGER TRANSACTION

  On July 1, 1999, the Company signed a non-binding letter of intent for the merger of the Company with and into Wood Group Gas Turbine Holdings, Inc., a wholly owned subsidiary of the John Wood Group PLC, for approximately $25.5 million. As previously disclosed, environmental tests at Kreisler's Elmwood Park, New Jersey facility, performed in connection with the proposed transaction, revealed that both the soil and groundwater at the facility, and possibly offsite, are contaminated with tetrachlorethylene ("PCE").

  Both Kreisler and the Wood Group obtained additional information and advices regarding the nature, scope and expense of the necessary remediation and attempted to reach agreement on appropriate adjustments to the terms of the proposed transaction. Unfortunately, fundamental disagreements between the two parties remain and Kreisler believed that additional negotiations would not result in an acceptable agreement. On November 4, 1999 the Company terminated the letter of intent with the Wood Group.

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

              (b) Form 8-K
                  None

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)





                             BY /S/ EDWARD L. STERN
                             ----------------------
                                 Edward L. Stern
                              President, Treasurer



November 5, 1999

                                 EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION
--------------                -----------
    11.                  Statement re: computation of per share earnings
    27.                  Financial data schedule