Form 10QSB
period 1999-12-31
KREISLER MANUFACTURING CORP
filed 2000-01-27
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                DECEMBER 31,1999
                                              ----------------

[  ] Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from _______________________ to ______________________

Commission File Number:                 0-4036
                                        ------

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

                                 (727) 347-1144
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of December 31,1999 was 1,955,379 shares.

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

Item 6            Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           (UNAUDITED)
-------------------------------------------------------------------------------------
                                                     SECOND QUARTER ENDED  YEAR ENDED
                                                            12/31/99         6/30/99
-------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                  $3,823,066      $3,569,380
Certificates of deposit - current                                  --         600,723
Accounts receivable - trade                                 1,260,144       2,548,821
Inventories
   Raw Materials                                            1,656,792       1,844,943
   Work in Process                                            709,646         271,145
   Finished Goods                                             146,719          65,079
-------------------------------------------------------------------------------------
                                                            2,513,157       2,181,167

Deferred tax asset                                             73,000          73,000
Other current assets                                           38,968          47,039
-------------------------------------------------------------------------------------
Total current assets                                        7,708,335       9,020,130
-------------------------------------------------------------------------------------
Property, plant & equip., at cost, less accum.deprec          418,991         362,430
-------------------------------------------------------------------------------------
                                                           $8,127,326      $9,382,560



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                   $  405,000      $  683,685
Accrued expenses                                               79,521         829,222
-------------------------------------------------------------------------------------
Total current liabilities                                     484,521       1,512,907
-------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares
 authorized 1,955,379 shares issued and
 outstanding for December 31, 1999 and 1,950,046              244,423         243,756
 as of June 30, 1999
Additional paid-in capital                                  1,586,700       1,580,701
Retained earnings                                           5,811,682       6,045,196
-------------------------------------------------------------------------------------
Total Stockholders' Equity                                  7,642,805       7,869,653
-------------------------------------------------------------------------------------
                                                           $8,127,326      $9,382,560
-------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------
Three Months Ended December 31                        1999              1998
-------------------------------------------------------------------------------

REVENUES                                          $ 2,814,031       $ 3,676,701
-------------------------------------------------------------------------------

Cost of goods sold                                  2,945,221         2,925,478
Selling, general and administrative expenses          229,895           188,804
-------------------------------------------------------------------------------
                                                    3,175,116         3,114,282
-------------------------------------------------------------------------------
Earnings from operations                             (361,085)          562,419

Other income :
Interest and other earnings                            62,112            44,369
-------------------------------------------------------------------------------
Earnings before income taxes                         (298,973)          606,788


Provision for income tax                                    0           242,883
-------------------------------------------------------------------------------
Net earnings                                      $  (298,973)      $   363,905
-------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                         $      (.15)      $       .18
Net earnings diluted shares                       $      (.14)      $       .17
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Six Months Ended December 31                          1999              1998
-------------------------------------------------------------------------------

REVENUES                                          $ 5,629,591       $ 7,115,109
-------------------------------------------------------------------------------

Cost of goods sold                                  5,483,318         5,624,491
Selling, general and administrative expenses          441,815           282,512
-------------------------------------------------------------------------------
                                                    5,925,133         5,907,003
-------------------------------------------------------------------------------
Earnings from operations                             (295,542)        1,208,106

Other income :
Interest and other earnings                           105,659            68,436
-------------------------------------------------------------------------------
Earnings before income taxes                         (189,883)        1,276,542


Provision for income tax                               43,636           510,497
-------------------------------------------------------------------------------
Net earnings                                      $  (233,519)      $   766,045
-------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                         $      (.12)      $       .39
Net earnings diluted shares                       $      (.11)      $       .37
-------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------
Six Months Ended December 31                                  1999              1998
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings or (loss)                                   $  (233,519)      $   766,045
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                                 46,381            41,398
(Increase) decrease in operating assets:
Accounts receivable - trade                                1.288,681           428,067
Inventories                                                 (331,990)         (295,113)
Other current assets                                           8,071           (35,982)
Deferred tax asset                                                --                --
Increase (decrease) in operating liabilities:
Accounts payable - trade                                    (278,684)         (235,942)
Accrued expenses                                            (749,702)           23,993
---------------------------------------------------------------------------------------
Net adjustments                                              (17,243)          (73,579)
---------------------------------------------------------------------------------------
Cash provided (used) by operating activities                (250,762)          692,466


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit               --           587,609
Purchase of property and equipment                          (102,942)          (53,378)
---------------------------------------------------------------------------------------
Cash provided (used) by investing activities                (102,942)          534,231

Exercised Stock Options                                        6,667

Decrease in cash and cash equivalents                       (347,037)        1,226,697
Cash and cash equivalents at beginning of year             4,170,103         1,909,048

---------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                 $ 3,823,066       $ 3,135,745
---------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations and retained earnings and cash flows for the three month and six month periods ended December 31,1999 and 1998 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 1999.


2.  Inventories

On interim reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended December 31, 1999.

3.  Income Tax Provision

At December 31, 1999, the Company had no net operating loss carryforward for federal income tax purposes, and a net operating loss carryforward for Florida state income tax purposes of approximately $60,000, expiring over a period of years through 2011.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999

Description of Business

    Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") which was incorporated in New Jersey July 3, 1956 manufactures precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbine engines.

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


Products

    The Company fabricates precision metal components and assemblies primarily for aircraft engines with both military and commercial applications. The primary function of the Company's products is to transport fluids to various parts of the aircraft or aircraft engine. The Company also produces parts for industrial gas turbine engines, which are land engines that produce electricity with various applications.

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

    For the three months ended December 31, 1999, sales activity was approximately thirty-five percent military aircraft engines and sixty-five percent commercial aircraft engines and gas turbine engines.

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


Results of Operations

   Sales in the second quarter of fiscal year 1999-2000 were $2,814,000; $863,000 or 24% less than the comparable period in the prior year. Sales for the six month period from July 1, 1999 to December 31, 1999 were $5,630,000; $1,486,000 or 21% less than the same period in the prior year.

   For the quarter ended December 31, 1999 the loss was $299,000 or 11% compared to a profit of $364,000 or 10% for the same period in the prior year. For the six months ended December 31,1999 the loss was $233,000 or 3.3% compared to the prior year profit of $766,000 or 10.8%. Environmental and merger expenses in the second quarter were $239,000 and for the six months $442,000 compared to total merger expenses of $60,000 for both the first and second quarters of the prior year.

   Although sales for the second quarter were almost the same as in the first quarter, earnings in the first quarter reflects normal accounting practice reversals of approximately $387,000 for charges expensed in the fourth quarter of fiscal year 1998-1999. The second quarter did not benefit from these reversals.

   Our backlog as of December 31, 1999 has increased approximately 3% to over $14,400,000 compared to that of June 30, 1999. During the past six months our focus has been on design and development. Resources for our core manufacturing responsibility were diverted. We have solved this problem by strengthening our development resources both with additional engineers and new cad/cam software and we have redirected our resources toward manufacturing. We recognize our future is in development and early involvement with our customers on new products but the primary support for this endeavor is with increased throughput and cost reduction. Neither is mutually exclusive of the other. With these changes we know the next two quarterly results will be considerably improved over the past two quarters.

   Our balance sheet as of December 31, 1999 has no long term debt. Cash and cash equivalents are $3,823,000. Total current liabilities declined $1,021,000 or 67% compared to the fiscal year ended June 30, 1999. Current ratio is 15.9:1. Working capital is $7,112,000.

   We are a strong, aggressive company. We view the disappointing results of the first and second quarters as short term.

Year 2000 Compliance

   As of this writing in early January 2000 the company has had no Y2K problems. The Company reviewed its critical information systems for Year 2000 compliance and completed a successful transition to year 2000. The Company is year 2000 compliant. Despite our efforts, the Company can provide no assurances that supplier and customer Year 2000 compliance plans have been successfully completed.

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

   Promptly after learning of this condition, the Company notified the New Jersey Department of Environmental Protection ("Department") as required by the New Jersey Spill Compensation and Control Act ("Spill Act"), N.J.S.A. 58:10-23.11, and retained the services of Pleasant Hill Consultants and The Whitman Companies to perform a full site characterization in accordance with the Department's Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. While the site characterization is still underway, the preliminary cost estimate for remediation of the contamination is approximately $2.0 million, to be incurred over the next three to five years.

   The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985 and is waiting for a determination from the various insurance carriers regarding the available insurance for coverage of the expected remediation costs and other potential liabilities arising out of the contamination.

 At this time, the Company believes, based upon the facts as currently known, that its liability policies will cover at least some of the remediation expenses and other liabilities. It is unknown at the present time, but it is anticipated that some of these remediation costs and other liabilities will be covered by its liability insurance policies.


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




January 28, 2000