Form 10QSB
period 2000-03-31
KREISLER MANUFACTURING CORP
filed 2000-04-25
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  MARCH 31,2000
                                -------------

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

                              [X] Yes    [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of March 31,2000 was 1,955,379 shares.

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

Item 6   Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
--------------------------------------------------------------------------------------------
                                                             THIRD QUARTER ENDED  YEAR ENDED
                                                                   3/31/00          6/30/99
--------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                         $3,239,705      $3,569,380
Certificates of deposit - current                                         --         600,723
Accounts receivable - trade                                        2,498,132       2,548,821
Inventories

   Raw Materials                                                   2,193,500       1,844,943
   Work in Process                                                   309,671         271,145
   Finished Goods                                                     77,417          65,079
--------------------------------------------------------------------------------------------
                                                                   2,580,588       2,181,167

Deferred tax asset                                                    73,000          73,000
Other current assets                                                  47,368          47,039
--------------------------------------------------------------------------------------------
Total current assets                                               8,438,793       9,020,130
--------------------------------------------------------------------------------------------
Property, plant & equip., at cost, less accumulated
Depreciation of  $2,873,373 for 2000 and $2,809,552 for 1999         430,870         362,430
--------------------------------------------------------------------------------------------
                                                                  $8,869,663      $9,382,560
--------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                          $  553,499      $  683,685
Accrued expenses                                                     282,880         899,222
--------------------------------------------------------------------------------------------
Total current liabilities                                            836,379       1,512,907
--------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized
  1,955,379 and 1,950,046 shares issued and outstanding for
  March 31,2000 and
June 30, 1999 respectively                                           244,423         243,756
Additional paid-in capital                                         1,586,700       1,580,701
Retained earnings                                                  6,202,161       6,045,196
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         8,033,284       7,869,653
--------------------------------------------------------------------------------------------
                                                                  $8,869,663      $9,382,560
--------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

---------------------------------------------------------------------------------
Three Months Ended March 31                           2000                1999
---------------------------------------------------------------------------------
REVENUES                                          $  4,436,756       $  3,640,128
---------------------------------------------------------------------------------

Cost of goods sold                                   3,816,107          2,799,069
Selling, general and administrative expenses           321,868            181,292
---------------------------------------------------------------------------------
                                                     4,137,975          2,980,361
---------------------------------------------------------------------------------
Earnings from operations                               298,781            659,767

Other income:
Interest and other earnings                             47,879             32,272
---------------------------------------------------------------------------------
Earnings before income taxes                           346,660            692,039

Provision for income tax                               (43,818)           278,205
---------------------------------------------------------------------------------
Net earnings                                      $    390,478       $    413,884
---------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                         $        .20       $        .21
Net earnings diluted shares                       $        .19       $        .20
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Nine Months Ended March 31                            2000               1999
---------------------------------------------------------------------------------

REVENUES                                          $ 10,066,347       $ 10,755,237
---------------------------------------------------------------------------------

Cost of goods sold                                   9,299,425          8,423,560
Selling, general and administrative expenses           763,683            463,803
---------------------------------------------------------------------------------
                                                    10,063,108          8,887,363
---------------------------------------------------------------------------------
Earnings from operations                                 3,239          1,867,874

Other income:
Interest and other earnings                            153,538            100,708
---------------------------------------------------------------------------------
Earnings before income taxes                           156,777          1,968,582

Provision for income tax                                  (182)           788,702
---------------------------------------------------------------------------------
Net earnings                                      $    156,959       $  1,179,879
---------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                         $        .08       $        .60
Net earnings diluted shares                       $        .08       $        .57
---------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------
Nine Months Ended March 31                                   2000              1999
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $   156,959       $ 1,179,879
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                                 68,805            63,821
(Increase) decrease in operating assets:
Accounts receivable - trade                                   50,693          (249,300)
Inventories                                                 (399,421)         (440,589)
Other current assets                                            (329)          (23,417)
Deferred tax asset                                                --                --
Increase (decrease) in operating liabilities:
Accounts payable - trade                                    (130,185)         (160,980)
Accrued expenses                                            (546,342)          391,776
--------------------------------------------------------------------------------------
Net adjustments                                             (956,780)         (418,688)
--------------------------------------------------------------------------------------
Cash provided (used) by operating activities                (799,820)          761,191


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of certificates of deposit               --           587,609
Purchase of property and equipment                          (137,245)         (105,620)
--------------------------------------------------------------------------------------
Cash provided (used) by investing activities                (137,245)          481,989

Exercised Stock Options                                        6,667


Increase in cash and cash equivalents                       (930,398)        1,243,180
Cash and cash equivalents at beginning of year             4,170,103         1,909,048
--------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                    $ 3,239,705       $ 3,152,228
--------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The consolidated balance sheet as of March 31, 2000 and the related consolidated statements of operations and retained earnings and cash flows for the three month and the nine month periods ended March 31,2000 and 1999 are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

3.  INCOME TAX PROVISION

At March 31,2000 the Company had no net operating loss carryforward for federal income tax purposes, and a net operating loss carryforward for Florida state income tax purposes of approximately $60,000, expiring over a period of years through 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000

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

For the three months ended March 31, 2000, sales activity was approximately thirty percent military aircraft engines and seventy percent commercial aircraft engines and gas turbine engines.

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

RESULTS OF OPERATIONS

Sales in the third quarter of fiscal year 1999 - 2000 were $4,437,000 compared to $3,640,000 for the same period in the prior year an increase of $797,000 or 22%. Sales for the nine month period from July 1, 1999 to March 31, 2000 was $10,066,000 compared with $10,755,000 in the same period of the prior year a decrease of $689,000 or 6%.

Net earnings for the quarter ended March 31, 2000 were $390,000 or 9% compared with $409,000 or 11% for the same period in the prior year. Net earnings for the nine months ended March 31, 2000 was $157,000 or 2% compared with $1,180,000 or 11% compared to the same period in the prior year.

The earnings decrease for the third quarter compared to the prior year, even with a 22% increase in sales compared to the prior year, reflects a policy decision to expand our development programs which required an increased engineering and development staff. We believe, although initially costly, that new development programs will help to offset the currently declining aerospace market.

The earnings decrease for the nine months reflects lower sales of $689,000 or 6% compared to the same period in the prior year, increased payroll costs and merger and environmental expenses of $736,000 compared with $123,000 for the same period in the prior year or an increase of $613,000.

Kreisler's backlog as of March 31, 2000 was approximately $14,000,000 the same as June 30, 1999.

Shipments for the nine months remain slightly lower (6%) than the same period in the prior year yet we have successfully offset a decrease of almost 50% with a major customer with increased shipments to new or current accounts.

Kreisler's balance sheet as of March 31, 2000 continues to have no long term debt. Cash and cash equivalents have decreased $930,000 since June 30, 1999 to $3,240,000 primarily with lower net profit, increased inventory and purchase of equipment.

We are pleased to announce that Wallace N. Kelly has joined Kreisler Industrial Corporation as Chief Operating Officer to strengthen our management team. Mr. Kelly has almost forty years of experience in the gas turbine industry. He has held various engineering positions with Pratt & Whitney, General Electric and Chromalloy Gas Turbine Corporation. We are pleased that he has joined Kreisler and that Kreisler will benefit from the experience and talent he will bring to us in making Kreisler a more successful company.

Kreisler is in a transition period facing increased environmental costs, managing change to new development programs while continuing to meet customer requirements. Kreisler's challenges are many and the company will be tested many times over as it has been in the past.

Stockholder equity per share increased since June 30, 1999 to March 31, 2000 from $4.03 per share to $4.11 or 2%.

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

April 25, 2000