Form 10KSB40
period 2000-06-30
KREISLER MANUFACTURING CORP
filed 2000-09-27
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number: 0-4036

                       Kreisler Manufacturing Corporation
  ---------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         22-1044792
------------------------------------------------------------------------------
 (State of other jurisdiction of                          I.R.S. employer
 incorporation or organization)                       Identification Number)

          5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)

Issuer's telephone number: 727-347-1144

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                 Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $.125 par value per share
------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    [x] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's revenues for its most recent fiscal year was $14,318,000.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer is approximately $3,983,310.66(1).

The number of shares of Common Stock outstanding as of September 1, 2000 was 1,955,379 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000 are incorporated by reference in Parts I and II of this Report. With the exception of the information incorporated by reference in Parts I and II of this Report, the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)
[ ] Yes   [X] No

_______________
(1)The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's Common Stock multiplied by the last closing price for the Common Stock as quoted on the National Association of Securities Dealers Automated Quotation System on September 1, 2000. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                         FORM 10-KSB ANNUAL REPORT 2000

                       KREISLER MANUFACTURING CORPORATION


                                                                        PAGE NO.
                                                                       ---------
PART I
    ITEM 1.  DESCRIPTION OF BUSINESS.......................................1
    ITEM 2.  DESCRIPTION OF PROPERTY.......................................2
    ITEM 3.  LEGAL PROCEEDINGS.............................................3
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........3

PART II
    ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................3
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION.....................................................4
    ITEM 7.  FINANCIAL STATEMENTS..........................................4
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE...........................5

PART III
    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
              ACT..........................................................5
    ITEM 10.  EXECUTIVE COMPENSATION.......................................5
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...................................................5
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............5
    ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................5

         PART I

Item 1.  Description of Business

Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968, which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. Kreisler Manufacturing Corporation and its only wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") which was incorporated in New Jersey on July 3, 1956 manufacture precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines.

Products

The Company fabricates precision metal components and assemblies primarily for aircraft engines with both military and commercial applications. The primary function of the Company's tubular products is to transport fluids, including air, oil and gas to various parts of the aircraft or aircraft engine.

Tube assemblies may be made of various materials and configurations, including titanium, inconel and stainless steel. These quality controlled and highly engineered manifold assemblies transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine.

Over the past three years, ninety percent of the Company's products were tubular assemblies. For the fiscal year ended June 30, 2000, the sales activity was approximately thirty percent for military aircraft engines and seventy percent for commercial aircraft engines.

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

Customers

Four customers of the Company accounted for 72% of the consolidated net sales of the Company in the fiscal year ended June 30, 2000.

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

Employees

At June 30, 2000, the Company employed approximately 124 persons, all of whom are full-time employees. Approximately 73 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2000.

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

Merger Termination

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

Promptly after learning of this condition, the Company notified the New Jersey Department of Environmental Protection ("Department") as required by the New Jersey Spill Compensation and Control Act ("Spill Act"), N.J.S.A. 58:10-23.11, and retained the services of Pleasant Hill Consultants and The Whitman Companies to perform a full site characterization in accordance with the Department's Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. While the site characterization is still underway, the preliminary cost estimate for remediation of the contamination is approximately $2.2 million, to be incurred over the next six years. The site characterization has been completed .

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

Item 2.  Description of Property

The Company's industrial plant is located at Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 50 years old and the average age of the equipment is 15 years. The lease expires October 1, 2000. The remaining balance on the lease facility is $19,998. At the present time lease negotiations are in progress.

The Company's principal executive office is located at St. Petersburg, Florida and consists of approximately 1,000 square feet of leased space. The lease is currently on a month to month basis. The annual rental expense is approximately $11,862. The Company does not intend on making any renovations or capital improvements to the leased space. This location is adequately covered by insurance.

During fiscal 2000, $227,000 of capital expenditures were made. Management believes that the Company's present industrial plant facilities are suitable for the Company's current and near term operations and that these properties are adequately covered by insurance.

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

Both cases have been settled in principle and await finalization documents for approximately $53,690.55. Several insurance companies will cover this cost.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

         PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in over the counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ). The following table sets forth the sales prices for the Common Stock for each quarter in the two year period June 30, 2000.

Quarter                                  Fiscal Year 2000     Fiscal Year 1999

                                          High      Low        High      Low

First Quarter - September 30              12.00     4.56       11.75    4.88

Second Quarter -December 31               8.25      4.19       6.87     3.63

Third Quarter - March 31                  4.84      3.50       4.50     3.50

Fourth Quarter -June 30                   4.50      3.84       4.84     3.13


The Company has not paid any dividends during the last two fiscal years. The holders of the Company's Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. It is the Company's current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 2000, the Company had approximately 1000 stockholders of record.

Item 6.  Management's Discussion and Analysis or Plan of Operation

"Management's Discussion and Analysis" on page 10 of the Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Auditor's Report included on pages 1 through 9 of the Annual Report to Stockholders for the year ended June 30,2000 are incorporated herein by reference:

    Consolidated Balance Sheets - June 30, 2000 and 1999

    Consolidated Statements of Operations - Years Ended June 30, 2000, 1999 and 1998

    Consolidated Statements of Changes in Stockholders' Equity - June 30, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows - Years Ended June 30, 2000 and 1999

    Notes to Consolidated Financial Statements

    Report of Independent Certified Public Accountants

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

Incorporated by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

Item 13.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this Report.

         11    Statement Regarding Computation of Per Share Earnings.

         13    Annual Report to Stockholders for the fiscal year ended June 30,
2000 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

         21    Subsidiaries of the Registrant.

         27    Financial Data Schedule

(b)      Reports on 8-K

         No reports on Form 8-K were filed during the last period covered by this report.

         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KREISLER MANUFACTURING CORPORATION

                                    By: /s/ Edward L. Stern
                                       --------------------------------
                                    Edward L. Stern, President

Date: September 27, 2000

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                                               DATE
----                                -----                                               ----

/s/ Edward L. Stern                 Director, President and Chief Financial     September 27, 2000
---------------------------         Officer (Principal Executive Officer,
Edward L. Stern                     Principal Financial Officer and Principal
                                    Accounting Officer)

/s/ Robert S. Krupp                 Director                                    September 27, 2000
---------------------------
Robert S. Krupp

/s/ Harry Brill-Edwards             Director                                    September 27, 2000
---------------------------
Harry Brill-Edwards

/s/ Wallace N. Kelly                Director-Executive Vice President           September 27, 2000
---------------------------
Wallace N. Kelly

/s/ Edward A. Stern                 Director, Vice President                    September 27, 2000
---------------------------
Edward A. Stern

/s/ Michael D. Stern                Director, Vice President                    September 27, 2000
---------------------------
Michael D. Stern

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