Form 10QSB
period 2000-09-30
KREISLER MANUFACTURING CORP
filed 2000-11-14
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended   SEPTEMBER 30, 2000
                                 ------------------

[x]      Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from _____________________ to _______________________

Commission File Number:              0-4036
                                     ------

                       KREISLER MANUFACTURING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                              22-1044792
-------------------------------                               ----------------
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

                              [X] Yes      [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of September 30,2000 was 1,955,379 shares.

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

Item 5      Other Information

Item 6      Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION
ITEM 1        FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
---------------------------------------------------------------------------------------------
                                                             FIRST QUARTER ENDED   YEAR ENDED
                                                                   9/30/00          6/30/00
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                        $ 4,139,388      $ 4,045,523
Accounts receivable - trade                                        2,453,975        2,574,499
Inventories:
   Raw Materials                                                   1,564,912        1,738,934
   Work in Process                                                   450,729          500,265
   Finished Goods                                                     90,566          102,000
---------------------------------------------------------------------------------------------
                                                                   2,106,207        2,341,199

Deferred tax asset                                                    90,200           26,600
Insurance recoveries anticipated                                     580,000               --
Other current assets                                                  49,752           44,967
---------------------------------------------------------------------------------------------
Total current assets                                               9,419,522        9,032,788
---------------------------------------------------------------------------------------------
Property, plant & equip., at cost, less accum.deprec                 506,898          469,692
Other assets:
   Insurance recoveries anticipated                                  830,000               --
   Deferred tax asset                                                172,000               --
---------------------------------------------------------------------------------------------
Total other assets                                                 1,002,000               --
---------------------------------------------------------------------------------------------
                                                                 $10,928,420      $ 9,502,480
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable - trade                                         $   496,497      $   575,128
Accrued expenses                                                     233,253          746,516
Accrued environmental costs                                          880,000               --
---------------------------------------------------------------------------------------------
Total current liabilities                                          1,609,750        1,321,644
Long term liabilities:
   Accrued environmental costs                                     1,260,000               --
---------------------------------------------------------------------------------------------
Total Liabilities                                                  2,869,750        1,321,644
---------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized
 1,955,379  shares issued and outstanding for 2000                   244,423          244,423
Additional paid-in capital                                         1,586,700        1,586,700

Retained earnings                                                  6,227,547        6,349,713
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         8,058,670        8,180,836
---------------------------------------------------------------------------------------------
                                                                 $10,928,420      $ 9,502,480
---------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30                      2000              1999
--------------------------------------------------------------------------------

Revenues                                          $ 3,769,713       $ 2,815,560
--------------------------------------------------------------------------------

Cost of goods sold                                  3,186,941         2,538,098
Selling, general and administrative expenses          113,027           211,919
Provision for environmental remediation
    net of  insurance recoveries anticipated          730,000                --
--------------------------------------------------------------------------------
                                                    4,029,968         2,750,017
--------------------------------------------------------------------------------
(Loss) earnings from operations                      (260,255)           65,543

Other income:
Interest and other earnings                            55,539            43,547
--------------------------------------------------------------------------------
(Loss) earnings before income taxes                  (204,716)          109,090

(Benefit) provision for income tax                    (82,550)           43,636
--------------------------------------------------------------------------------
Net (loss) earnings                               $  (122,166)      $    65,454
--------------------------------------------------------------------------------
Earnings per share:
Net (loss) earnings basic shares                  $      (.06)      $       .03
Net (loss) earnings diluted shares                $      (.06)      $       .03
--------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30                         2000              1999
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                  $  (122,166)      $    65,454
Adjustments to reconcile net (loss) earnings to
  cash provided (used) by operating activities:
Depreciation and amortization                             30,927            22,232
(Increase) decrease in operating assets:
Accounts receivable - trade                              120,524         1,046,004
Expected insurance recoveries                         (1,410,000)               --
Deferred tax asset                                      (235,600)               --
Inventories                                              234,991           128,637
Other current assets                                      (4,785)           21,421
Increase (decrease) in operating liabilities:
Accounts payable - trade                                 (78,629)         (211,023)
Accrued expenses                                        (513,263)         (746,310)
Accrued environmental costs                            2,140,000                --
-----------------------------------------------------------------------------------
Net adjustments                                          284,165           260,961
-----------------------------------------------------------------------------------
Cash provided by operating activities                    161,999           326,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (68,134)           (4,995)
-----------------------------------------------------------------------------------
Cash (used) by investing activities                      (68,134)           (4,995)

Increase in cash and cash equivalents                     93,865           321,420
Cash and cash equivalents at beginning of year         4,045,523         4,170,103
-----------------------------------------------------------------------------------
Cash and cash equivalents at September 30            $ 4,139,388       $ 4,491,524
-----------------------------------------------------------------------------------

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

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2000.

2.  Inventories

On interim reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended June 30, 2000.

3.  Income Tax Provision

At September 30, 2000, the Company had no net operating loss carryforward for federal income tax purposes, and a net operating loss carryforward for Florida state income tax purposes of approximately $60,000, expiring over a period of years through 2011.

4.  Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (EPA) to Issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because on an actual or threatened release of one or more hazardous substances. These statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where these substances are or were produced or handled which contain constituents classified hazardous. The Company generally provides for the disposal or processing of such substances through licensed, independent contractors.

The Company became aware of historical releases of hazardous substances at its leased facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department's Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The preliminary cost estimate for remediation of the site is approximately $ 2.140 million, to be incurred over the next six years.

The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985 and, at this time, management believes it is probable that its liability insurance policies will cover an estimated $1.41 million of the remediation expenses.

It is reasonably possible that the Company's recorded estimate of this remediation and probable insurance recoveries may change in the near term.

With respect to the environmental issue discussed above, the Company has recorded the present value of the estimated cost and probable insurance using a discount rate of 6.16%. The recorded discounted amounts are as follows:

                  Accrued Environmental cost           $ 2,140,000
                  Expected insurance recoveries         (1,410,000)
                                                       -----------
                                                       $   730,000
                                                       -----------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

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

Results of Operations

Kreisler Manufacturing Corporation revenues increased $954,000 or 34% compared to the same period in the prior year. Revenues increased primarily with the introduction of new programs.

Net earnings compared to the same period in the prior year declined $187,620 with the recording of estimated remediation net costs of $730,000 on both our income statement and balance sheet,as required by accounting principles. Restated without estimated environmental remediation costs earnings increased $166,000 or 253% compared to the same period in the prior year.

Cash for the quarter increased $93,865 even with a net loss of $122,166 which included a tax benefit of $82,550.

Although the total estimated remediation costs are recorded this quarter, actual payments will occur over an estimated six year period with heaviest payments in the first three years. As more definitive costs are determined accruals will be revised.

Kreisler continues to be a strong viable company with positive cash flow, an 8% improved backlog compared with June 30, 2000, entrance into the industrial gas turbine market and cash and cash equivalents of $4,139,000.

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

ITEM 3        DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5        OTHER INFORMATION
              None

ITEM 6        EXHIBITS AND REPORTS ON FORM 8K
              (a) Part I Exhibits
                  11.  Statement re: computation of per share earnings
                  27.  Financial data schedule

               (b) Reports on 8K

                  No reports on form 8K were filed during the last period covered by this report.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       KREISLER MANUFACTURING CORPORATION
                                  (Registrant)

                            BY  /s/  EDWARD L. STERN
                            ------------------------
                                 Edward L. Stern
                              President, Treasurer



November 14, 2000