Form 10QSB
period 2000-12-31
KREISLER MANUFACTURING CORP
filed 2001-01-23
CIK 56806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  DECEMBER 31,2000
                                ----------------

[ ]  Transition Report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ____________________ to ___________________

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

                             [X] Yes     [ ] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of December 31,2000 was 1,958,056 shares.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


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

Item 6            Exhibits and Reports of Form 8-K

PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
---------------------------------------------------------------------------------------------
                                                             SECOND QUARTER ENDED  YEAR ENDED
                                                                   12/31/00         6/30/00
---------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                        $ 5,033,986      $ 4,045,523
Accounts receivable - trade                                        2,177,384        2,574,499
Inventories
   Raw Materials                                                   1,164,331        1,738,934
   Work in Process                                                   955,651          500,265
   Finished Goods                                                    162,497          102,000
---------------------------------------------------------------------------------------------
                                                                   2,282,479        2,341,199

Deferred tax asset                                                    90,200           26,600
Insurance recoveries anticipated                                     580,000               --
Other current assets                                                  49,037           44,967
---------------------------------------------------------------------------------------------
Total current assets                                              10,213,086        9,032,788
Property, plant & equip., at cost, less accum. deprec                610,218          469,692
Other assets:
    Insurance recoveries anticipated                                 830,000               --
    Deferred tax asset                                               172,000               --
---------------------------------------------------------------------------------------------
Total other assets                                                 1,002,000               --
---------------------------------------------------------------------------------------------
                                                                 $11,825,304      $ 9,502,480
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                         $   448,625      $   575,128
Accrued expenses                                                     727,378          746,516
Accrued environmental costs                                          880,000               --
---------------------------------------------------------------------------------------------
Total current liabilities                                          2,056,003        1,321,644
Long term liabilities:
     Accrued environmental costs                                   1,260,000               --
---------------------------------------------------------------------------------------------
Total Liabilities                                                  3,316,003        1,321,644

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized
 1,958,056 shares issued and outstanding for December 31, 2000
 and 1,955,379 as of June 30, 2000                                   244,757          244,423
Additional paid-in capital                                         1,589,701        1,586,700
Retained earnings                                                  6,674,843        6,349,713
---------------------------------------------------------------------------------------------
Total Stockholders' Equity                                         8,509,301        8,180,836
---------------------------------------------------------------------------------------------
                                                                 $11,825,304      $ 9,502,480
---------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31                        2000             1999
--------------------------------------------------------------------------------

REVENUES                                          $ 4,268,414      $ 2,814,031
--------------------------------------------------------------------------------

Cost of goods sold                                  3,409,471        2,945,221
Selling, general and administrative expenses          182,844          229,895
--------------------------------------------------------------------------------
                                                    3,592,315        3,175,116
--------------------------------------------------------------------------------
Income from operations                                676,099         (361,085)

Other income:
Interest and other earnings                            69,104           62,112
--------------------------------------------------------------------------------
Income before income taxes                            745,203         (298,973)

Income tax provision                                  297,913               --
--------------------------------------------------------------------------------
Net Income                                        $   447,290      $  (298,973)
--------------------------------------------------------------------------------
Earnings per share:
Net income (loss) - basic shares                  $       .23      $      (.15)
Net income (loss) - diluted shares                $       .22      $      (.14)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31                          2000              1999
--------------------------------------------------------------------------------

REVENUES                                          $ 8,038,127      $ 5,629,591
--------------------------------------------------------------------------------

Cost of goods sold                                  6,596,412        5,483,318
Selling, general and administrative expenses          295,871          441,815
Provision for environmental remediation               730,000               --
--------------------------------------------------------------------------------
                                                    7,622,283        5,925,133
--------------------------------------------------------------------------------
Income from operations                                415,844         (295,542)

Other income:
Interest and other earnings                           124,643          105,659
--------------------------------------------------------------------------------
Income before income taxes                            540,487         (189,883)

Provision for income tax                              215,363           43,636
--------------------------------------------------------------------------------
Net income                                        $   325,124      $  (233,519)
--------------------------------------------------------------------------------
Income per share:
Net income (loss) - basic shares                  $       .17      $      (.12)
Net income (loss) - diluted shares                $       .16      $      (.11)
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31                              2000             1999
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income or (loss)                                  $   325,124       $  (233,519)
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                              68,440            46,381
(Increase) decrease in operating assets:
Accounts receivable - trade                               397,115         1,288,681
Inventories                                                58,720          (331,990)
Deferred tax benefit                                     (235,600)               --
Expected insurance recoveries                          (1,410,000)               --
Other current assets                                       (4,070)            8,071
Increase (decrease) in operating liabilities:
Accounts payable - trade                                 (126,500)         (278,684)
Accrued expenses                                          (19,133)         (749,702)
Accrued environmental costs                             2,140,000                --
------------------------------------------------------------------------------------
Net cash provided (used) by operating activities        1,194,096          (250,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (208,968)         (102,942)
------------------------------------------------------------------------------------
Cash (used) by investing activities                      (208,968)         (102,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercised stock options                                     3,335             6,667
------------------------------------------------------------------------------------
Cash provided by financing activities                       3,335             6,667

Increase (decrease) in cash and cash equivalents          988,463          (347,037)
Cash and cash equivalents at beginning of year          4,045,523         4,170,103
------------------------------------------------------------------------------------
Cash and cash equivalents at December 31              $ 5,033,986       $ 3,823,066
------------------------------------------------------------------------------------

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

2.  Inventories

On September and March reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change on December 31 and year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits.

3.  Income Tax Provision

At December 31, 2000, the Company had no net operating loss carryforward for federal income tax purposes, and a net operating loss carryforward for Florida state income tax purposes of approximately $60,000, expiring over a period of years through 2011.

4. Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (EPA) to Issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because on an actual or threatened release of one or more hazardous substances. These statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where these substances are or were produced or handled which contain constituents classified hazardous. The Company generally provides for the disposal or processing of such substances through licensed independent contractors.

In July 1999 the Company became aware of historical releases of hazardous substances at its leased facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department's Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The preliminary cost estimate for remediation of the site is approximately $ 2.140 million, to be incurred over the next six years.

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
                                                       -----------

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

               KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000

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

    Substantially all sales of products are made through an in-house sales staff supported by a government sales representative. All products are manufactured to the blueprints and specifications of the particular customer. Orders for these are received through competitive proposals, which are made in response to requests for bids from contractors who are frequently supplying engines to various branches of the United States Government or to commercial businesses.

Results of Operations

   Kreisler Manufacturing Corporations revenue for the second quarter and six months ended December 31,2000 increased $1,454,000 or 52% and $2,409,000 or 43% respectively compared with the same period in the prior year. Revenue increased both with current and new customers on new and mature programs.

     Operating income for the second quarter and six months ended December 31, 2000 increased $1,037,183 or 287% and $711,386 or 241% respectively compared to the same period in the prior year. Restated without $730,000 estimated accrued environmental costs, operating income for the six months ended December 31, 2000 was $1,145,844 or 14.3%.

   Cash and Cash equivalents increased $988,000 or 24% from June 30, 2000 to $5,034,000 on December 31, 2000.

   Capital equipment budget for the year is $700,000 with $435,000 or 62% of the expenditure in the fourth quarter of this fiscal year.

   At the present time with uncertain economic conditions Kreisler's backlog has increased 12% since June 30, 2000 with shipments over $8,000,000 for the six months ended December 31, 2000. Entry into the industrial gas turbine industry creates an opportunity for Kreisler to expand into a new market. A new program has started and development of another is in progress. This is a growth market with the energy crisis throughout the world.



                                   IN MEMORIAM


     It is with deep regret that we announce the untimely loss of a director of the Company, Harry Brill-Edwards, in an automobile accident on November 30,2000. Harry started with Kreisler in 1993 as a consultant during difficult business conditions. His contributions were invaluable in turning the company around. In 1994 he became a member of the Board and with knowledge, experience and insight brought a dynamic to the Board of Directors in establishing policy and direction for the Company. Harry will be missed by all of us. His contributions and friendship will always be remembered. We extend our sympathy to Harry's wife Heidi and children Alex, Chris and Phil.

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


January 23, 2001