Form 10QSB
period 2001-03-31
KREISLER MANUFACTURING CORP
filed 2001-04-25
CIK 56806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31,2001
                               -------------

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                                 [X] Yes [_] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of March 31,2001 was 1,957,350 shares.

Transitional small business disclosure format (check one):   Yes [_]    No [X]

              Kreisler Manufacturing Corporation and Subsidiaries
                                Table of Contents

PART I   Financial Information                                      Page Number
Item 1   Financial Statements
           Consolidated Balance Sheets                                  3
           Consolidated Statements of Operations                        4
           Consolidated Statements of Cash Flows                        5
           Notes To Financial Statements                                6-7

Item 2   Management's Discussion and Analysis or Plan of Operation      8-9

PART II  Other Information

Item 1   Legal Proceedings                                              10

Item 2   Changes in Securities and Use of Proceeds                      10

Item 3   Defaults Upon Senior Securities                                10

Item 4   Submission of Matters to a Vote of Security Holders            10

Item 5   Other Information                                              10

Item 6   Exhibits and Reports on Form 8-K                               11-13

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

              Kreisler Manufacturing Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                             Third Quarter Ended        Year Ended
                                                                                    3/31/01               6/30/00
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                          $ 4,556,751         $ 4,045,523
Accounts receivable - trade                                                          2,692,216           2,574,499
Inventories
   Raw Materials                                                                     1,980,782           1,738,934
   Work in Process                                                                     562,114             500,265
   Finished Goods                                                                      133,836             102,000
------------------------------------------------------------------------------------------------------------------
                                                                                     2,676,732           2,341,199

Deferred tax asset                                                                     355,000              26,600
Insurance recovery anticipated                                                       2,500,000                  --
Other current assets                                                                    53,840              44,967
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                12,834,539           9,032,788
Property, plant & equip., at cost, less accumulated
Depreciation of $3,122,661 for 2001 and $2,873,373 for 2000                            817,022             469,692
Other Assets:
   Deferred tax asset                                                                  471,200                  --
------------------------------------------------------------------------------------------------------------------
                                                                                   $14,122,761         $ 9,502,480
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Accounts payable - trade                                                           $   987,522         $   575,128
Accrued expenses                                                                     1,533,717             746,516
Accrued environmental costs                                                            880,000                  --
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            3,401,239           1,321,644
------------------------------------------------------------------------------------------------------------------
Long term liabilities:
Accrued environmental costs                                                          1,260,000                  --
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    4,661,239           1,321,644
------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common Stock, $.125 par value - 3,000,000 shares authorized 1,957,350 and
  1,955,379 shares issued and outstanding for March 31, 2001 and
  June 30, 2000 respectively                                                           245,174             244,423
Additional paid-in capital                                                           1,592,618           1,586,700
Retained earnings                                                                    7,623,730           6,349,713
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           9,461,522           8,180,836
------------------------------------------------------------------------------------------------------------------
                                                                                   $14,122,761         $ 9,502,480
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                             2001           2000
---------------------------------------------------------------------------------------------------------------
Revenues                                                                           $  4,317,360    $  4,436,756
---------------------------------------------------------------------------------------------------------------

Cost of goods sold                                                                    3,762,155       3,816,107
Selling, general and administrative expenses                                            137,692         321,868
---------------------------------------------------------------------------------------------------------------
Change in provision for environmental remediation                                    (1,090,000)             --
---------------------------------------------------------------------------------------------------------------
                                                                                      2,809,847       4,137,975
---------------------------------------------------------------------------------------------------------------
Earnings from operations                                                              1,507,513         298,781

Other income:
Interest and other earnings                                                              75,351          47,879
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                          1,582,864         346,660

Provision for income tax                                                                633,977         (43,818)
---------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $    948,887    $    390,478
---------------------------------------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                                                          $        .48    $        .20
Net earnings diluted shares                                                        $        .46    $        .19
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Nine Months Ended March 31                                                              2001           2000
---------------------------------------------------------------------------------------------------------------
Revenues                                                                           $ 12,355,487    $ 10,066,347
---------------------------------------------------------------------------------------------------------------

Cost of goods sold                                                                   10,358,567       9,299,425
Selling, general and administrative expenses                                            433,563         763,683
---------------------------------------------------------------------------------------------------------------
Change in provision for environmental remediation                                      (360,000)           --
---------------------------------------------------------------------------------------------------------------
                                                                                     10,432,130      10,063,108
---------------------------------------------------------------------------------------------------------------
Earnings from operations                                                              1,923,357           3,239

Other income:
Interest and other earnings                                                             199,994         153,538
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                          2,123,351         156,777

Provision for income tax                                                                849,340            (182)
---------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $  1,274,011    $    156,959
---------------------------------------------------------------------------------------------------------------
Earnings per share:
Net earnings basic shares                                                          $        .65    $        .08
Net earnings diluted shares                                                        $        .63    $        .08
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
Nine Months Ended March 31                                                           2001           2000
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                                      $ 1,274,011    $   156,959
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Depreciation and amortization                                                         102,659         68,805
(Increase) decrease in operating assets:
Accounts receivable - trade                                                          (117,717)        50,693
Inventories                                                                          (335,533)      (399,421)
Deferred tax benefit                                                                 (799,600)          --
Insurance recovery                                                                 (2,500,000)          --
Other current assets                                                                   (8,873)          (329)
Increase (decrease) in operating liabilities:
Accounts payable - trade                                                              412,397       (130,185)
Accrued expenses                                                                      787,206       (546,342)
Accrued environmental costs                                                         2,140,000
------------------------------------------------------------------------------------------------------------
Net adjustments                                                                      (319,461)      (956,780)
------------------------------------------------------------------------------------------------------------
Cash provided (used) by operating activities                                          954,550       (799,820)

Cash flows from investing activities:
Purchase of property and equipment                                                   (449,990)      (137,245)
------------------------------------------------------------------------------------------------------------
Cash used by investing activities                                                    (449,990)      (137,245)

Cash flows from financing activities:
Exercised Stock Options                                                                 6,668          6,667
------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                   6,668          6,667

Increase in cash and cash equivalents                                                 511,228       (930,398)
Cash and cash equivalents at beginning of year                                      4,045,523      4,170,103
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                             $ 4,556,751    $ 3,239,705
------------------------------------------------------------------------------------------------------------

Income taxes paid                                                                 $   619,300    $    29,000
------------------------------------------------------------------------------------------------------------

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

2.  Inventories

For the September and March quarters inventory is based on management's estimate of material usage. Physical inventories are taken for the December quarter and June year end and appropriate adjustments are made. Any change on December 31 and year end physical inventory compared with that based on estimated material usage could significantly effect results of operations.

3.  Income Tax Provision

At March 31,2001 the Company had no net operating loss carryforward for federal income tax purposes, and a net operating loss carryforward for Florida state income tax purposes of approximately $60,000, expiring over a period of years through 2011.

4.  Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (EPA) to Issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because on an actual or threatened release of one or more hazardous substances. These statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where these substances are or were produced or handled which contain constituents classified hazardous. The Company generally provides for the disposal or processing of such substances through licensed, independent contractor

In July 1999 the Company became aware of historical releases of hazardous substances at its leased facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department's Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The preliminary cost estimate for remediation of the site is approximately $ 2.140 million, (present value using a discount rate of 6.16%) to be incurred over the next six years. It is reasonably possible that the Company's recorded estimate of remediation cost may change in the near term.

The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985. The Company has reached a settlement with one of its insurance carriers in the amount of $2,500,000. The recorded amounts are as follows:

                  Accrued estimated Environmental cost        $  2,140,000
                  Insurance recovery anticipated                (2,500,000)
                                                              ------------
                  Current  year to date net gain              $   (360,000)

Item 2.   Management's Discussion and Analysis

              Kreisler Manufacturing Corporation and Subsidiaries
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATION
             FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001

 Description of Business

 Kreisler Manufacturing Corporation is a Delaware Corporation incorporated on December 13, 1968, which succeeded a New Jersey Corporation incorporated in 1940, succeeding a New York Corporation which was incorporated in 1930. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") incorporated in New Jersey July 3, 1956 manufactures precision metal components and assemblies at Elmwood Park, New Jersey for use in aircraft, spacecraft and industrial gas turbine engines.

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

 Products

 The Company fabricates precision metal components and assemblies primarily for aircraft, spacecraft and industrial gas turbine engines. The primary function of the Company's tubular products is to transport fluids including air, oil and gas to various parts of the engine.

 Tube assemblies may be made of materials which include titanium, inconel and stainless steel. These quality controlled and highly engineered manifold assemblies transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine.

 Over the past three years, ninety percent of the Company's products were tubular assemblies. For the nine months ended March 31, 2001, the sales activity was approximately ninety percent for aircraft engines and ten percent for industrial gas turbine engines.

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

Results of Operations

  Kreisler Manufacturing Corporation's revenue for the third quarter and nine months ended March 31, 2001 decreased $119,400 or 3% and increased $2,289,000 or 23% respectively compared with the same period in the prior year. Revenue increased both with current and new customers on new and mature programs.

  Operating income for the third quarter and nine months ended March 31, 2001 increased $1,209,000 and $1,920,000 respectively compared to the same period in the prior year. Quarterly operating income includes a gain on environmental insurance recovery of $1,090,000. Year to date operating income reflects the insurance recovery gain of $1,090,000 less $730,000 in accrued environmental expenses recorded in the first quarter of fiscal year 2001 for a net gain of $360,000. Without these adjustments the third quarter operating income was $417,000 or 10% of revenues compared to $299,000 or 7% for the same period in the prior year. The improvement in the quarter reflects lower material costs and reduced administrative expenses. Nine months operating income without environmental insurance gain was $1,563,000 or 13% of revenue compared with $3,000 in the same period in the prior year. Revenue increased $ 2,289,000 and administrative expenses reduced by $330,000 for the same period in the prior year without merger expenses.

  Cash and cash equivalents increased $511,000 or 13% after capital expenditures of $450,000 and $619,000 in taxes.

  Other income compared to the three months and nine months in the prior year increased $27,000 or 56% and $46,000 or 30% respectively with interest on higher cash balances.

  Capital equipment revised budget for the year is $750,000 with $300,000 or 40% of the expenditure in the fourth quarter of fiscal year 2001.

  Kreisler's backlog has increased $4,500,000 or 36% since June 30,2000. Shipments for the nine months exceeded $12,000,000. Aerospace backlog continues to improve and the Industrial Gas Turbine market now represents 16% of the backlog.

Board of Directors

  The Company is pleased to announce the addition of two new Board members. R. James Cudd and William A. Kerr. Both have had extensive aerospace experience and will bring additional independence to the Board of Directors. They will serve as independent members of the Audit Committee and help develop direction and policies for the Company.

PART II   OTHER INFORMATION

Item 1    Legal Proceedings
          None

Item 2    Changes in Securities and Use of Proceeds
          None

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

April 25, 2001