Form 10KSB40
period 2001-06-30
KREISLER MANUFACTURING CORP
filed 2001-09-28
CIK 56806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 0-4036

                      Kreisler Manufacturing Corporation
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

               Delaware                                      22-1044792
--------------------------------------------------------------------------------
  (State of other jurisdiction of                          I.R.S. employer
  incorporation or organization)                        Identification Number)

         5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
--------------------------------------------------------------------------------
              (Address of principal executive offices) (zip code)

Issuer's telephone number: 727-347-1144

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, $.125 par value per share
--------------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Issuer's revenues for its most recent fiscal year was $18,661,950.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer is approximately $6,480,146.20(1).

The number of shares of Common Stock outstanding as of September 1, 2001 was 1,966,047 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2001 are incorporated by reference in Parts I and II of this Report. With the exception of the information incorporated by reference in Parts I and II of this Report, the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2001 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)
[  ] Yes  [X] No
-----------------------
(1) The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's Common Stock multiplied by the last closing price for the Common Stock as quoted on the Nasdaq Small Cap Market on September 1, 2001. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                               TABLE OF CONTENTS

                        FORM 10-KSB ANNUAL REPORT 2001
                        ------------------------------

                      KREISLER MANUFACTURING CORPORATION

                                                                        PAGE NO.
                                                                        --------

PART I.......................................................................  1
         ITEM 1.  DESCRIPTION OF BUSINESS....................................  1
         ITEM 2.  DESCRIPTION OF PROPERTY....................................  3
         ITEM 3.  LEGAL PROCEEDINGS..........................................  3
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  3

PART II......................................................................  4
         ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................  4
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION..................................................  4
         ITEM 7.  FINANCIAL STATEMENTS.......................................  4
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................  5

PART III.....................................................................  5
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                  ACT........................................................  5
         ITEM 10. EXECUTIVE COMPENSATION.....................................  5
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................  5
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  5
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...........................  5

     PART I
     ------

Item 1.  Description of Business
--------------------------------

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

Products
--------

The Company fabricates precision metal components and assemblies primarily for aircraft engines with both military and commercial applications and for industrial gas turbines. The primary function of the Company's tubular products is to transport fluids, including air, oil and gas to various parts of the aircraft, aircraft engine or industrial gas turbine.

Tube assemblies may be made of various materials and configurations, including titanium, inconel and stainless steel. These quality controlled and highly engineered manifold assemblies transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine.

Over the past three years, ninety percent of the Company's products were tubular assemblies. For the fiscal year ended June 30, 2001, the sales activity was approximately fifteen percent for military aircraft engines, seventy percent for commercial aircraft engines and fifteen percent for industrial gas turbines.

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

Customers
---------

Four customers of the Company accounted for 67% of the consolidated net sales of the Company in the fiscal year ended June 30, 2001.

Competition
-----------

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

Sources of Supply
-----------------

The Company does not have any long-term or fixed requirement agreements with its suppliers.

Materials for the products within the Company are purchased, as required, from various suppliers. At times, approved vendors are designated by the Company's customers. The Company believes alternative sources of supply for material are available at reasonable prices.

Production
----------

Fabricated precision metal components or assemblies are manufactured and assembled by the Company to customer specifications. To meet the exacting requirements of its customers, the Company must exercise rigid quality control.

Employees
---------

At June 30, 2001, the Company employed approximately 147 persons, all of whom are full-time employees. Approximately 70 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2003.

Government Regulations
----------------------

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

Compliance with Environmental Laws
----------------------------------

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the new Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act

(Spill Act), J.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department's Technical Requirement for Site Remediation, J.J.A.C. 7:26E-1.1. The site characterization has been completed. The preliminary cost estimated for remediation of the site is approximately $1,992,000 (present value using a discount rate of 6.16%) to be incurred over the next six years. It is reasonably possible that the Company's recorded estimate of remediation cost may change in the near term.

The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985. The Company reached a settlement with one of its insurance carriers in the amount of $2,500,000.

Item 2.  Description of Property
-------  -----------------------

The Company's industrial plant is located at Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 50 years old and the average age of the equipment is 15 years. The lease expires September 30, 2006. The remaining balance on the lease facility is $1,147,243.

During fiscal 2001, $877,000 of capital expenditures were made. Management believes that the Company's present industrial plant facilities are suitable for the Company's current and near term operations and that these properties are adequately covered by insurance.

The Company's principal executive office is located at St. Petersburg, Florida and consists of approximately 1,000 square feet of leased space. The lease is currently on a month to month basis. The annual rental expense is approximately $11,862. The Company does not intend on making any renovations or capital improvements to the leased space. This location is adequately covered by insurance.


Item 3.  Legal Proceedings.
------   -----------------
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------
Not applicable.

          PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters
------   ------------------------------------------------------------

The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "KRSL." The following table sets forth the high and low per share sales prices for the Common Stock on the Nasdaq Small Cap Market for each quarter in the two year period ended June 30, 2001.

Quarter                                             Fiscal Year 2001                           Fiscal Year 2000
                                                High                 Low                  High                   Low
First Quarter - September 30                    4.75                 3.50                 12.00                  4.56

Second Quarter -December 31                     4.00                 3.25                  8.25                  4.19

Third Quarter - March 31                        7.13                 3.50                  4.84                  3.50

Fourth Quarter -June 30                         7.00                 4.95                  4.50                  3.84

The Company has not paid any dividends during the last two fiscal years. The holders of the Company's Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. It is the Company's current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 2001, the Company had approximately 600 stockholders of record.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

"Management's Discussion and Analysis" on page 10 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7.  Financial Statements
------   --------------------

The following consolidated financial statements of the Company and its subsidiaries and the Auditor's Report included on pages 1 through 9 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference:

     Consolidated Balance Sheets - June 30, 2001 and 2000

     Consolidated Statements of Operations - Years Ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Changes in Stockholders' Equity - June 30, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows - Years Ended June 30, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
Financial Disclosure
--------------------

None

     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   -------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Incorporated by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Item 10.  Executive Compensation
-------   ----------------------

Incorporated by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

Incorporated by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

Incorporated by reference to the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  The following exhibits are filed with this Report.

     3.1  Certificate of Incorporation, including amendments*

     3.2  Bylaws*

     10.1 1997 Stock Option Plan*

     10.2 Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000.

     10.3 Union Agreement between Kreisler Manufacturing Corporation and Local 377, RWDSU, Affiliated with AFL-CIO dated December 5, 2000.

     10.4 Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001.

     10.5 Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.

     11   Statement re computation of per share earnings.

     13 Annual Report to Stockholders for the fiscal year ended June 30, 2001 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

     21   Subsidiaries of the Registrant.

---------------------
* Incorporated by reference to the Company's form 10-K for the year ended June 30, 1997

(b)  Reports on 8-K

     No reports on Form 8-K were filed during the last period covered by this report.

     SIGNATURES
     ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KREISLER MANUFACTURING CORPORATION

                                   By:  /s/ Edward L. Stern
                                        --------------------------
                                        Edward L. Stern, President

Date: September 25, 2001

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                         TITLE                                           DATE
----                                         -----                                           ----

/s/ Edward L. Stern                          Director, President and Chief Financial         September 25, 2001
-------------------------------------------  Officer (Principal Executive Officer,
Edward L. Stern                                   Principal Financial Officer and Principal
                                                  Accounting Officer)

/s/ Robert S. Krupp                          Director                                        September 25, 2001
-------------------------------------------
Robert S. Krupp

/s/ Wallace N. Kelly                         Director-Executive Vice President               September 25, 2001
-------------------------------------------
Wallace N. Kelly

/s/ Edward A. Stern                          Director, Vice President                        September 25, 2001
-------------------------------------------
Edward A. Stern

/s/ Michael D. Stern                         Director, Vice President                        September 25, 2001
-------------------------------------------
Michael D. Stern

/s/ William A. Kerr                          Director                                        September 25, 2001
-------------------------------------------
William A. Kerr

/s/ R. James Cudd                            Director                                        September 25, 2001
-------------------------------------------
R. James Cudd

  EXHIBIT INDEX

  3.1     Certificate of Incorporation, including amendments*

  3.2     Bylaws*

  10.1    1997 Stock Option Plan*

  10.2 Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000.

  10.3 Union Agreement between Kreisler Manufacturing Corporation and Local 377, RWDSU, Affiliated with AFL-CIO dated December 5, 2000.

  10.4 Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001.

  10.5 Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.

  11      Statement re computation of per share earnings.

  13 Annual Report to Stockholders for the fiscal year ended June 30, 2001 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

  21     Subsidiaries of the Registrant.

-------------------------
  * Incorporated by reference to the companies form 10K for the year ended June 30,1997