Form 10QSB
period 2001-09-30
KREISLER MANUFACTURING CORP
filed 2001-11-05
CIK 56806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 2001
                                             -------------------

[_]  Transition Report under Section 13 or 15 (d) of the Exchange Act

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

                           [X] Yes           [_]  No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of September 30,2001 was 1,966,047 shares.

Transitional small business disclosure format (check one):   Yes [_]  No[X]

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

Item 5  Other Information

Item 6  Exhibits and Reports of Form 8-K

PART I  FINANCIAL INFORMATION
Item 1  Financial Statements

              Kreisler Manufacturing Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------------
                                                                  First Quarter Ended            Year Ended
                                                                        9/30/01                    6/30/01
-----------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                             $ 6,317,422               $ 5,053,878
Accounts receivable - trade                                             3,114,790                 4,321,944
Inventories:
   Raw Materials                                                        1,769,063                 1,649,954
   Work in Process                                                        957,034                   892,713
   Finished Goods                                                         174,007                   184,248
-----------------------------------------------------------------------------------------------------------
                                                                        2,900,104                 2,726,915

Deferred tax asset                                                        355,000                   355,000
Insurance recoveries anticipated                                                -                         -
Other current assets                                                      193,035                    42,130
-----------------------------------------------------------------------------------------------------------
Total current assets                                                   12,880,351                12,499,867
-----------------------------------------------------------------------------------------------------------
Property, plant & equip., at cost, less accumulated                     1,243,499                 1,178,194
 depreciation of $3,262,643 for 9/30/01 and $3,167,743 for
 6/30/01.
Other assets:
   Insurance recoveries anticipated                                             -                         -
   Deferred tax asset                                                     471,200                   471,200
-----------------------------------------------------------------------------------------------------------
Total other assets                                                        471,200                   471,200
-----------------------------------------------------------------------------------------------------------
                                                                      $14,595,050               $14,149,261
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Accounts payable - trade                                              $   578,852               $   661,460
Accrued expenses                                                          919,528                 1,150,466
Accrued environmental costs                                               871,000                   858,000
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                               2,369,380                 2,669,926
Long term liabilities:
   Accrued environmental costs                                            974,000                   959,000
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                       3,343,380                 3,628,926
-----------------------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized
 1,966,047 shares issued and outstanding                                  245,757                   245,757
Additional paid-in capital                                              1,621,366                 1,621,366

Retained earnings                                                       9,384,547                 8,653,212
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             11,251,670                10,520,335
-----------------------------------------------------------------------------------------------------------
                                                                      $14,595,050               $14,149,261
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

---------------------------------------------------------------------------
Three Months Ended September 30                       2001          2000
---------------------------------------------------------------------------

Revenues                                           $5,395,320    $3,769,713
---------------------------------------------------------------------------

Cost of goods sold                                  4,087,601     3,186,941
Selling, general and administrative expenses          177,109       113,027
Provision for environmental remediation
    net of insurance recoveries anticipated                 -       730,000
---------------------------------------------------------------------------
                                                    4,264,710     4,029,968
---------------------------------------------------------------------------
Earnings (loss) from operations                     1,130,610      (260,255)

Other income:
Interest and other earnings                            39,073        55,539
---------------------------------------------------------------------------
Earnings (loss) before income taxes                 1,169,683      (204,716)

Provision (benefit) for income tax                    438,350       (82,550)
---------------------------------------------------------------------------
Net earnings (loss)                                $  731,333    $ (122,166)
---------------------------------------------------------------------------
Earnings per share:
Net earnings (loss) basic shares                   $      .37    $     (.06)
Net earnings (loss) diluted shares                 $      .35    $     (.06)
---------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                 Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-----------------------------------------------------------------------------
Three Months Ended September 30                        2001            2000
-----------------------------------------------------------------------------

Cash flows from operating activities:
Net earnings (loss)                                $  731,333     $  (122,166)
Adjustments to reconcile net earnings (loss) to
  cash provided by operating activities:
Depreciation and amortization                          94,900          30,927
(Increase) decrease in operating assets:
Accounts receivable - trade                         1,207,153         120,524
Expected insurance recoveries                               0      (1,410,000)
Deferred tax asset                                          0        (235,600)
Inventories                                          (173,189)        234,991
Other current assets                                 (150,906)         (4,785)
Increase (decrease) in operating liabilities:
Accounts payable - trade                              (82,607)        (78,629)
Accrued expenses                                     (230,937)       (513,263)
Accrued environmental costs                            28,000       2,140,000
-----------------------------------------------------------------------------
Net adjustments                                       692,415         284,165
-----------------------------------------------------------------------------
Cash provided by operating activities               1,423,748         161,999

Cash flows from investing activities:
Purchase of property and equipment                   (160,205)        (68,134)
-----------------------------------------------------------------------------
Cash (used) by investing activities                  (160,205)        (68,134)

Increase in cash and cash equivalents               1,263,543          93,865
Cash and cash equivalents at beginning of year      5,053,879       4,045,523
-----------------------------------------------------------------------------
Cash and cash equivalents at September 30          $6,317,422     $ 4,139,388
-----------------------------------------------------------------------------

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

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2001

2.  Inventories

On interim reports the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended June 30, 2001

3.  Contingencies

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

Item 2.  Management's Discussion and Analysis

              Kreisler Manufacturing Corporation and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     THREE MONTHS ENDED SEPTEMBER 30, 2001

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

For this quarter sales activity was approximately 58% commercial aircraft engines, 22% industrial gas turbine engines and 20% military engines.

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


Results of Operations

Record first quarter revenues increased from $3,770,000 to $5,395,000. The revenue increase of $1,625,000, or 43% reflects a $1.3 million increase in sales to the industrial gas turbine market.

Selling, general and administrative expenses increased $64,000 or 57% primarily due to increased salaries, professional fees and bonus accruals.

Income from operations was $1,131,000 an increase of $1,390,000, compared to the same period in the prior year, as a result of increased sales and higher profit margins.

Interest and other earnings decreased $16,000 or 30%. Total other income in the first quarter of fiscal year 2002 was $39,000 compared to $56,000 for the same period in the prior year. Higher cash balances and lower interest rates resulted in the decrease.

Income before taxes for the first quarter of 2002 was $1,170,000 or 22% of revenue versus a negative $204,000 or (5%) of revenue in 2001.

Current backlog at approximately $21.0 million increased $5.2 million or 33% over June 30, 2001.

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



                      KREISLER MANUFACTURING CORPORATION
                                 (Registrant)



                                  By /s/ Edward L. Stern
                                  ----------------------------
                                       Edward L. Stern
                                      President, Treasurer


 November 2, 2001