Form 10QSB
period 2001-12-31
KREISLER MANUFACTURING CORP
filed 2002-02-11
CIK 56806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 31, 2001
                                     -----------------

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

                           [X] Yes           [_] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of December 31, 2001 was 1,982,047 shares.

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

Item 5    Other Information

Item 6    Exhibits and Reports of Form 8-K

PART I FINANCIAL INFORMATION
Item 1 Financial Statements

              Kreisler Manufacturing Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
----------------------------------------------------------------------------------------------------
                                                                 Second Quarter Ended    Year Ended
                                                                       12/31/01           6/30/01
----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                             $ 6,398,200       $ 5,053,878
Accounts receivable - trade                                             2,703,743         4,321,944
Inventories
   Raw Materials                                                        1,845,594         1,649,954
   Work in Process                                                        808,914           892,713
   Finished Goods                                                         124,599           184,248
----------------------------------------------------------------------------------------------------
                                                                        2,779,107         2,726,915

Deferred tax asset                                                        362,467           355,000
Other current assets                                                      230,865            42,130
----------------------------------------------------------------------------------------------------
Total current assets                                                   12,474,382        12,499,867
Property, plant & equip., at cost, less accumulated                     1,318,342         1,178,194
 depreciation of $3,357,543 for December 31, 2001 and
 $3,167,743 for June 30, 2001
Other assets:
   Deferred tax asset, noncurrent                                         321,433           471,200
----------------------------------------------------------------------------------------------------
Total noncurrent assets                                                 1,639,775         1,649,394
----------------------------------------------------------------------------------------------------
                                                                      $14,114,157       $14,149,261
---------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities
Accounts payable - trade                                              $   399,680       $   661,460
Accrued expenses                                                          598,982         1,150,466
Accrued environmental cost                                                749,940           858,000
----------------------------------------------------------------------------------------------------
Total current liabilities                                               1,748,602         2,669,926

Accrued environmental cost                                                676,000           959,000

Stockholders' Equity

Common Stock, $.125 par value for 2000 and 2001; - 3,000,000 shares authorized; 1,982,047 and 1,966,047 shares issued
 and outstanding on December 31, 2001 and June 30, 2001,
 respectively                                                             247,756           245,757
Additional paid-in capital                                              1,639,366         1,621,366
Retained earnings                                                       9,802,433         8,653,212
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                             11,689,555        10,520,335
---------------------------------------------------------------------------------------------------
                                                                      $14,114,157       $14,149,261
---------------------------------------------------------------------------------------------------

See the accompanying notes.

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------
Three Months Ended December 31                                                2001                 2000
----------------------------------------------------------------------------------------------------------
Revenues                                                                  $ 5,407,597           $4,268,414
----------------------------------------------------------------------------------------------------------

Cost of goods sold                                                          4,549,253            3,409,471
Selling, general and administrative expenses                                  232,769              182,844
----------------------------------------------------------------------------------------------------------
                                                                            4,782,022            3,592,315
----------------------------------------------------------------------------------------------------------
Income from operations                                                        625,575              676,099

Other income:
Interest and other earnings                                                    50,441               69,104
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                    676,016              745,203


Income tax expense                                                            258,130              297,913
----------------------------------------------------------------------------------------------------------
Net Income                                                                $   417,886           $  447,290
----------------------------------------------------------------------------------------------------------
Earnings per share:
Net income - basic shares                                                 $       .21           $      .23
Net income - diluted shares                                               $       .20           $      .22
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Six Months Ended December 31                                                  2001                 2000
----------------------------------------------------------------------------------------------------------
Revenues                                                                  $10,802,917           $8,038,127
----------------------------------------------------------------------------------------------------------

Cost of goods sold                                                          8,636,854            6,596,412
Selling, general and administrative expenses                                  409,878              295,871
Provision for environmental remediation                                             -              730,000
----------------------------------------------------------------------------------------------------------
                                                                            9,046,732            7,622,283
----------------------------------------------------------------------------------------------------------
Income from operations                                                      1,756,185              415,844

Other income:
Interest and other earnings                                                    89,514              124,643
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                  1,845,699              540,487

Income tax expense                                                            696,480              215,363
----------------------------------------------------------------------------------------------------------
Net income                                                                $ 1,149,219           $  325,124
----------------------------------------------------------------------------------------------------------
Income per share:
Net income - basic shares                                                 $       .58           $      .17
Net income - diluted shares                                               $       .56           $      .16
----------------------------------------------------------------------------------------------------------

See the accompanying notes.

              Kreisler Manufacturing Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------
Six Months Ended December 31                                                2001                    2000
-----------------------------------------------------------------------------------------------------------
Cash flows from Operating activities:
Net income                                                              $ 1,149,219             $   325,124
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
Allowance for bad debt                                                            -                       -
Depreciation and amortization                                               189,800                  68,440
(Increase) decrease in operating assets:
Accounts receivable - trade                                               1,618,201                 397,115
Inventories                                                                 (52,192)                 58,720
Deferred tax benefit                                                        142,300                (235,600)
Expected insurance recoveries                                                     -              (1,410,000)
Other current assets                                                       (188,737)                 (4,070)
Increase (decrease) in operating liabilities:
Accounts payable - trade                                                   (261,780)               (126,500)
Accrued expenses                                                           (551,483)                (19,133)
Accrued environmental costs                                                (391,060)              2,140,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 1,654,268               1,194,096

Cash Flows from Investing Activities:
Purchase of property and equipment                                         (329,946)               (208,968)
-----------------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                                    (329,946)               (208,968)

Cash Flows from Financing Activities:
Exercised stock options                                                      20,000                   3,335
-----------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                        20,000                   3,335

Increase in cash and cash equivalents                                     1,344,322                 988,463
Cash and cash equivalents at beginning of year                            5,053,878               4,045,523
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at December 31                                $ 6,398,200             $ 5,033,986
-----------------------------------------------------------------------------------------------------------

See the accompanying notes.

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

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2001.


2. Inventories

On interim reports for September 30, and March 31, the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended December 31, 2001.


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

Item 2. Management's Discussion and Analysis

              Kreisler Manufacturing Corporation and Subsidiaries
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
            FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001

     Description of Business

     Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968, which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. Kreisler Manufacturing Corporation and its only wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") which was incorporated in New Jersey on July 3, 1956 manufacture precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines.

     Forward Looking Statements

     This Quarterly Report on Form 10QSB contains forward looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operation, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

     Forward looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward looking statements.

     Products

     The Company fabricates precision metal components and assemblies primarily for aircraft engines with both military and commercial applications and industrial gas turbines. The primary function of the Company's tubular products is to transport fluids, including air, oil and gas to various parts of the aircraft and turbine engine.

     Tube assemblies may be made of various materials and configurations, including titanium, inconel and stainless steel. These quality controlled and highly engineered manifold assemblies transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine and industrial gas turbines.

     For this quarter sales activity was approximately 56% commercial aircraft engines, 24% industrial gas turbine engines and 20% military engines.

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

     Results of Operations

     Revenue for the second quarter and six months ended December 31, 2001 compared with the same period in the prior year increased $1,139,000 or 26.7% and $2,765,000 or 34.4% respectively. The sales increases reflected a higher backlog and the ability to ship that backlog.

     Gross profit for the second quarter and six months compared to the same period in the prior year reflects approximately the same dollar amounts for gross profit but a 4.2% decline on sales for the second quarter from 20.1% to 15.9% and an increase of $1,454,000 or 204% for the six months with margins of 20.1% compared to 8.9%.The decline in profits for the second quarter reflects a change in product mix, expanded development costs and health insurance expenses. Downward pressure on gross profit reflects the aerospace recession and the impact of September 11, 2001.

     Other income is impacted by the reduced money market interest rates. Cash and cash equivalents increased over $1,000,000 compared to the same period in the prior year yet other income for the six months declined $35,000 or 28%.

     Selling, general and administrative expenses increased $114,000 or 38% for the six months ended December 31, 2001 and $50,000 or 27% for the second quarter. Professional fees increased by $65,000 with the signing of an agreement with Oasis Venture Capital to explore merger and acquisition possibilities.

     Current backlog is approximately $17.0 million or a decline of $4.0 million from the end of the first quarter. The impact of September 11, 2001 brought a standstill to aerospace purchasing. Compared to the same period in the prior year the backlog increased $3.0 million, or 21%.

     Stockholders equity on basic shares is $5.89 per share as of December
31, 2001 compared to $4.29 per share in the prior year or a 37.3% increase in value.

PART II OTHER INFORMATION

Item 1  Legal Proceedings
        None

Item 2  Changes in Securities
        None

Item 3  Defaults Upon Senior Securities
        None

Item 4  Submission of Matter to a Vote of Security Holders
        None

Item 5  Other Information
        None

Item 6  Exhibits and Reports on Form 8K
        (a) Part I  Exhibits

            10.1 Financial Advisory Engagement Letter between
                 Kreisler Manufacturing Corporation and Oasis Ventures, L.L.C. Dated October 23, 2001.

            10.2 Consulting Engagement Letter between
                 Kreisler Manufacturing Corporation and Oasis Ventures, L.L.C. Dated October 23, 2001.

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



February 7, 2002