Form 10QSB
period 2002-03-31
KREISLER MANUFACTURING CORP
filed 2002-05-15
CIK 56806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended     March 31, 2002
                                   --------------

[_] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to _____________________

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

                                 [X] Yes [_] No

The number of shares outstanding of issuer's Common Stock, par value $.125 per share, as of March 31, 2002 was 1,976,547 shares.

Transitional small business disclosure format (check one):   Yes [_]  No [X]

              Kreisler Manufacturing Corporation and Subsidiaries
                                Table of Contents

PART I    Financial Information                                            Page Number
Item 1    Financial Statements
            Consolidated Balance Sheets                                         3
            Consolidated Statements of Operations                               4
            Consolidated Statements of Cash Flows                               5
            Notes To Financial Statements                                       6-7

Item 2    Management's Discussion and Analysis or Plan of Operation             8-9

PART II   Other Information

Item 1    Legal Proceedings                                                     10

Item 2    Changes in Securities and Use of Proceeds                             10

Item 3    Defaults Upon Senior Securities                                       10

Item 4    Submission of Matters to a Vote of Security Holders                   10

Item 5    Other Information                                                     10

Item 6    Exhibits and Reports on Form 8-K                                      11-12

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

               Kreisler Manufacturing Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                             Third Quarter Ended        Year Ended
                                                                                    3/31/02               6/30/01
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                         $ 6,526,274          $ 5,053,878
Accounts receivable - trade                                                         2,165,904            4,321,944
Inventories
   Raw Materials                                                                    1,937,775            1,649,954
   Work in Process                                                                    808,914              892,713
   Finished Goods                                                                     170,704              184,248
------------------------------------------------------------------------------------------------------------------
                                                                                    2,917,393            2,726,915

Deferred tax asset                                                                    362,467              355,000
Other current assets                                                                  305,131               42,130
------------------------------------------------------------------------------------------------------------------
Total current assets                                                               12,277,169           12,499,867
Property, plant & equip., at cost, less accumulated
Depreciation of $3,452,443 for 3/31/02 and $3,167,743 for 6/30/01                   1,361,668            1,178,194
Other Assets:
   Deferred tax asset, noncurrent                                                     321,433              471,200
------------------------------------------------------------------------------------------------------------------
Total other assets                                                                    321,433              471,200
------------------------------------------------------------------------------------------------------------------
                                                                                  $13,960,270          $14,149,261
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Accounts payable - trade                                                          $   453,819          $   661,460
Accrued expenses                                                                      582,226            1,150,466
Accrued environmental costs                                                           683,033              858,000
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           1,719,078            2,669,926
------------------------------------------------------------------------------------------------------------------
Long term liabilities:
Accrued environmental costs                                                           639,000              959,000
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   2,358,078            3,628,926
------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $.125 par value - 3,000,000 shares authorized 1,976,547 and
1,966,047 shares issued and outstanding for March 31, 2002 and June 30, 2001 respectively.
                                                                                      249,068              245,757
Additional paid-in capital                                                          1,651,179            1,621,366
Retained earnings                                                                   9,701,945            8,653,212
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         11,601,192           10,520,335
------------------------------------------------------------------------------------------------------------------
                                                                                  $13,960,270          $14,149,261
------------------------------------------------------------------------------------------------------------------

See the accompanying notes

               Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                  2002            2001
-----------------------------------------------------------------------------------------------------
Revenues                                                                 $  3,560,961    $  4,317,360
-----------------------------------------------------------------------------------------------------

Cost of goods sold                                                          3,583,368       3,762,155
Selling, general and administrative expenses                                  187,021         137,692
Change in provision for environmental remediation                                  --      (1,090,000)
-----------------------------------------------------------------------------------------------------
                                                                            3,770,389       2,809,847
-----------------------------------------------------------------------------------------------------
(Loss) income from operations                                                (209,428)      1,507,513

Other income :
Interest and other earnings                                                    49,589          75,351
-----------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                            (159 839)      1,582,864

Provision for income tax                                                      (59,878)        633,977
-----------------------------------------------------------------------------------------------------
Net (loss) income                                                        $    (99,961)   $    948,887
-----------------------------------------------------------------------------------------------------
Earnings per share:
Net (loss) income basic shares                                           $       (.05)   $        .48
Net (loss) income diluted shares                                         $       (.05)   $        .46
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Nine Months Ended March 31                                                   2002            2001
-----------------------------------------------------------------------------------------------------

Revenues                                                                 $ 14,363,819    $ 12,355,487
-----------------------------------------------------------------------------------------------------

Cost of goods sold                                                         12,220,694      10,358,567
Selling, general and administrative expenses                                  596,900         433,563
Change in provision for environmental remediation                                  --        (360,000)
-----------------------------------------------------------------------------------------------------
                                                                           12,817,594      10,432,130
-----------------------------------------------------------------------------------------------------
Income from operations                                                      1,546,225       1,923,357

Other income :
Interest and other earnings                                                   139,103         199,994
-----------------------------------------------------------------------------------------------------
Income before income taxes                                                  1,685,328       2,123,351

Provision for income tax                                                      636,603         849,340
-----------------------------------------------------------------------------------------------------
Net income                                                               $  1,048,725    $  1,274,011
-----------------------------------------------------------------------------------------------------
Earnings per share:
Net income basic shares                                                  $        .53    $        .65
Net income diluted shares                                                $        .51    $        .63
-----------------------------------------------------------------------------------------------------

See the accompanying notes

               Kreisler Manufacturing Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------
Nine Months Ended March 31                                                   2002           2001
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                             $ 1,048,725    $ 1,274,011
Adjustments to reconcile net income to
  cash provided by operating activities:
Depreciation and amortization                                                284,700        102,659
(Increase) decrease in operating assets:
Accounts receivable - trade                                                2,156,040       (117,717)
Inventories                                                                 (190,478)      (335,533)
Deferred tax benefit                                                         142,300       (799,600)
Insurance recovery                                                                --     (2,500,000)
Other current assets                                                        (263,002)        (8,873)
Increase (decrease) in operating liabilities:
Accounts payable - trade                                                    (207,635)       412,397
Accrued expenses                                                            (568,239)       787,206
Accrued environmental costs                                                 (494,967)     2,140,000
---------------------------------------------------------------------------------------------------
Net adjustments                                                              858,719       (319,461)
---------------------------------------------------------------------------------------------------
Cash provided by operating activities                                      1,907,444        954,550

Cash flows from investing activities:
Purchase of property and equipment                                          (468,174)      (449,990)
---------------------------------------------------------------------------------------------------
Cash used by investing activities                                           (468,174)      (449,990)

Cash flows from financing activities:
Exercised Stock Options                                                       33,125          6,668
---------------------------------------------------------------------------------------------------
Cash provided by financing activities                                         33,125          6,668

Increase in cash and cash equivalents                                      1,472,395        511,228
Cash and cash equivalents at beginning of year                             5,053,879      4,045,523
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                    $ 6,526,274    $ 4,556,751
---------------------------------------------------------------------------------------------------

Income taxes paid                                                        $   720,400    $   619,300
---------------------------------------------------------------------------------------------------

See the accompanying notes

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

2.  Inventories

On interim reports for September 30, and March 31, the inventory is determined on a cost of goods sold basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially increase or decrease profits. A physical inventory was completed for the period ended December 31, 2001.

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

Item 2.  Management's Discussion and Analysis

               Kreisler Manufacturing Corporation and Subsidiaries
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002

  Description of Business

  Kreisler Manufacturing Corporation is a Delaware Corporation incorporated on December 13, 1968, which succeeded a New Jersey Corporation business corporation which was incorporated in New Jersey in 1940, which succeeded a New York Corporation which was incorporated in 1930. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the "Company") which was incorporated in New Jersey on July 3, 1956 manufactures precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines.

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

For this quarter sales activity was approximately 60% commercial aircraft engines, 13% industrial gas turbine engines and 27% military engines.

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

Results of Operations

   Revenue for the third quarter ended March 31, 2002 decreased $756,000 or 17.5% and for the nine months ended March 31, 2002 increased $2,008,000 or 16.3% compared to the same periods in the prior year. The weaker third quarter sales reflect the significant reduction in demand for large commercial aircraft engines and industrial gas turbines supported by the company. Revenue for the third quarter decreased $1,847,000 or 34.1% compared to the second quarter. Third quarter sales for components related to commercial aircraft engines, industrial gas turbines and military engines decreased 30%, 64% and 9%, respectively, compared to the second quarter.

   Income from operations, less selling, general & administrative expenses (SG&A) for the third quarter and nine months ended March 31, 2002, compared to the same periods in the prior year decreased $1,668,000 and $214,000, respectively. Income from operations, less SG&A, for the third quarter and nine months ended March 31, 2001 included a net gain related to an environmental insurance recovery of $1,090,000 and $360,000, respectively. Without this recovery adjustment, the income from operations, less SG&A, for the third quarter decreased $578,000 and for the nine months ended March 31, 2002, and increased $146,000 compared to the same period in the prior year.

   Cash and cash equivalents increased over $1,970,000 compared to the same period in the prior year. While other income for the nine months declined $61,000 or 30% due to reduced money market interest rates.

   Selling, general and administrative expenses increased $163,000 or 38% for the nine months ended March 31,2002 and $49,000 or 36% for the third quarter.

   Current backlog is approximately $18.4 million or an increase of $1.4 million from the end of the second quarter. Compared to the same period in the prior year the backlog increased $1.9 million, or 12%.

   Stockholders equity on basic shares is $5.89 per share as of March 31, 2002 compared to $4.83 per share in the prior year or a 22% increase in value.

PART II   OTHER INFORMATION

Item 1    Legal Proceedings
          None

Item 2    Changes in Securities and Use of Proceeds
          None

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matter to a Vote of Security Holders
          None

Item 5    Other Information
          None

Item 6    Exhibits and Reports on Form 8K
(a)Part I Exhibits

               11. Statement re: computation of per share earnings

          (a) Reports on 8K

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

May 14, 2002