Form 10KSB
period 2002-06-30
KREISLER MANUFACTURING CORP
filed 2002-09-30
CIK 56806

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to

Commission File Number: 0-4036

KREISLER MANUFACTURING CORPORATION
(Name of small business issuer in its charter)

Delaware	22-1044792
(State or other jurisdiction of	I.R.S. employer
incorporation or organization)	Identification Number)

5960 Central Avenue, Suite H., St. Petersburg, Florida 33707
(Address of principal executive offices) (zip code)

Issuer’s telephone number:
727-347-1144

Securities registered pursuant to Section 12(b) of the Exchange Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.125 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

The Issuer’s revenues for its most recent fiscal year was $18,299,766.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer is approximately $ 5,200,998 (1).

The number of shares of Common Stock outstanding as of September 18, 2002 was 1,992,547 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the company’s Annual Report to Shareholders for the fiscal year ended June 30, 2002 are incorporated by reference in Parts I and II of this Report. With the exception of the information incorporated by reference in Parts I and II of this Report, the company’s Annual Report to Shareholders for the fiscal year ended June 30, 2002 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)      ☐ Yes    ☒ No

(1)
The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock multiplied by the last closing price for the Common Stock as quoted on the Nasdaq Small Cap Market on September 18, 2002. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-KSB ANNUAL REPORT

KREISLER MANUFACTURING CORPORATION

1

PART I

Item 1.    Description of Business

Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968, which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. Kreisler Manufacturing Corporation and its only wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the “company”) which was incorporated in New Jersey on July 3, 1956 manufactures precision metal components and assemblies at Elmwood Park, New Jersey primarily for use in military and commercial aircraft engines and in industrial gas turbine engines.

Products

The company manufactures precision metal components and assemblies primarily for use in aircraft and industrial gas turbine engines. The company’s products include tube assemblies of multiple sizes and configurations, vane inserts, fuel rings and baffles. Assemblies may be made of various materials, including titanium, inconel and stainless steel. These quality controlled and highly engineered manifold assemblies transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine.

Over the past three years, ninety percent of the products manufactured by the company were tube assemblies. For the fiscal year ended June 30, 2002, sales of products for commercial aircraft engines, industrial gas turbines and military aircraft engines accounted for approximately 65% 20% and 15% of revenues, respectively.

Substantially all sales of products are made through an in-house sales staff supported by a government sales representative. All products are manufactured to the blueprints and specifications of the particular customer. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who are frequently supplying engines to various branches of the Untied States Government or to commercial businesses.

Customers

Four customers of the company accounted for 73.3% of the consolidated net sales of the company in the fiscal year ended June 30, 2002.

Competition

The fields in which the company operates are highly competitive and among the company’s competitors are enterprises which are substantially larger than the company and possess greater financial, production and marketing resources, as well as numerous smaller concerns. The company is not a significant factor in its fields. The principal sources of competition are price, quality and delivery. In today’s market, flexibility, quality, cost and speed of delivery are required elements. The company believes that it is competitive on all the above elements.

Sources of Supply

The company does not have any long-term or fixed requirement agreements with its suppliers.

Materials for the products within the company are purchased, as required, from various suppliers. At times, approved vendors are designated by the company’s customers. The company believes alternative sources of supply for material are available at reasonable prices.

Production

Fabricated precision metal components or assemblies are manufactured and assembled by the company to customer specifications. To meet the exacting requirements of its customers, the company must exercise rigid quality control.

Employees

At June 30, 2002, the company employed approximately 133 persons, all of whom are full-time employees. Approximately 70 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2003.

Government Regulations

The company is subject to various Federal and State regulations concerning the conduct of its business including regulations under the Occupational Health and Safety Act and various acts dealing with the environment.

A material portion of the business of the company is subject to provisions which permit the termination of contracts at the election of the U.S Government or its prime contractors. Contracts with the U.S. Government and with suppliers to the U.S. Government generally provide for termination at any time for the convenience of the U.S. Government and its prime contractors, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned before the termination.

Compliance with Environmental Laws

In July 1999, the company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act

(Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $1.5 million (present value using a discount rate of 6.16%) to be incurred over the next five years. It is reasonably possible that the company’s recorded estimate of remediation cost may change in the near term.

The company has notified its liability insurance carriers which issued liability policies to the company during the period from 1959 to 1985. The company reached a settlement with three of its insurance carriers in the amount of $2,743,000 and anticipates recovery from an additional insurance carrier.

Item 2.    Description of Property

The company’s industrial plant is located at Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 50 years old and the average age of the equipment is 15 years. The lease expires September 30, 2006. At June 30, 2002, the remaining balance on the lease was $1,000,995.

During fiscal year 2002, $589,000 of capital expenditures were made. Management believes that the company’s present industrial plant facilities are suitable for the company’s current and near term operations and that these properties are adequately covered by insurance.

The company’s principal corporate office is located at St. Petersburg, Florida and consists of approximately 1,000 square feet of leased space. The lease is currently on a month to month basis. The annual rental expense is approximately $11,862. The company does not intend on making any renovations or capital improvements to the leased space. Management believes that this location is adequately covered by insurance.

Item 3.    Legal Proceedings.

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for the Common Equity and Related Stockholder Matters

The company’s Common Stock is traded on the Nasdaq Small Cap Market under the symbol “KRSL.” The following table sets forth the high and low per share sales prices for the Common Stock on the Nasdaq Small Cap Market for each quarter in the two year period ended June 30, 2002.

Quarter	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low
First Quarter-September 30	7.50	4.74	4.75	3.50
Second Quarter-December 31	9.52	5.65	4.00	3.25
Third Quarter-March 31	10.77	7.05	7.13	3.50
Fourth Quarter-June 30	10.50	7.65	7.00	4.95

The company has not paid any dividends during the last two fiscal years. The holders of the company’s Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefore. It is the company’s current policy not to pay dividends and to retain earnings for future growth of the company.

At June 30, 2002, the company had approximately 125 stockholders of record.

The following table reflects information for the company’s equity compensation plan as of June 30,2002.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	105,501	$2.00	140,000
Equity compensation plans not approved by security holders	—	—	—
Total	105,501	$2.00	140,000

Item 6.    Management’s Discussion and Analysis or Plan of Operation

“Management’s Discussion and Analysis” on page 10 of the company’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7.    Financial Statements

The following consolidated financial statements of the company and its subsidiaries and the Auditor’s Report included on pages 1 through 9 of the company’s 2002 Annual Report to Stockholders are incorporated herein by reference:

Consolidated Balance Sheets—June 30, 2002 and 2001

Consolidated Statements of Operations—Years Ended June 30, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity—June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows—Years Ended June 30, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to the company’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

Item 10.    Executive Compensation

Incorporated by reference to the company’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Relate Stockholder Matters

Incorporated by reference to the company’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

Item 12.    Certain Relationships and Related Transactions

Incorporated by reference to the company’s Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

Item 13.    Exhibits and Reports on Form 8-K

(a)    The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments*

3.2	Bylaws*

10.1	1997 Stock Option Plan*+

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000. **

10.3	Union Agreement between Kreisler Manufacturing Corporation and Local 377, RWDSU, Affiliated with AFL-CIO dated December 5, 2000. **

10.4	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001. **

10.5	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. **+

11	Statement re computation of per share earnings.

13
Annual Report to Stockholders for the fiscal year ended June 30, 2002 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

21	Subsidiaries of the Registrant.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the company’s Form 10-KSB for the year ended June 30, 1997
**	Incorporated by reference to the company’s Form 10-KSB for the year ended June 30, 2001
+	Compensatory plan or arrangement

(b)    Reports on 8-K

No reports on Form 8-K were filed during the last period covered by this report.

Item 14.    Controls and Procedures

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION
By:	/s/ EDWARD L. STERN
Edward L. Stern, President

Date:    September 25 , 2002

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ EDWARD L. STERN Edward L. Stern	Director, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 25, 2002
/s/ ROBERT S. KRUPP Robert S. Krupp	Director	September 25 , 2002
/s/ WALLACE N. KELLY Wallace N. Kelly	Director-Executive Vice President	September 25 , 2002
/s/ EDWARD A. STERN Edward A. Stern	Director, Vice President	September 25 , 2002
/s/ MICHAEL D. STERN Michael D. Stern	Director, Vice President	September 25 , 2002
/s/ WILLIAM A. KERR William A. Kerr	Director	September 25 , 2002
/s/ R. JAMES CUDD R. James Cudd	Director	September 25 , 2002

I, Edward L. Stern, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Kreisler Manufacturing Corporation;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25 , 2002	/s/ EDWARD L. STERN
Edward L. Stern
Chairman of the Board, CEO, CFO (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation, including amendments*

3.2	Bylaws*

10.1	1997 Stock Option Plan*+

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000.**

10.3	Union Agreement between Kreisler Manufacturing Corporation and Local 377, RWDSU, Affiliated with AFL-CIO dated December 5, 2000.**

10.4	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001.**

10.5	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.**+

11	Statement re computation of per share earnings.

13
Annual Report to Stockholders for the fiscal year ended June 30, 2002 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

21	Subsidiaries of the Registrant.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the company’s Form 10-KSB for the year ended June 30, 1997
**	Incorporated by reference to the company’s Form 10-KSB for the year ended June 30, 2001
+	Compensatory plan or arrangement