Form 10QSB
period 2002-09-30
KREISLER MANUFACTURING CORP
filed 2002-11-14
CIK 56806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

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

(727) 347-1144
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of September 30,2002 was 1,992,547 shares.

Transitional small business disclosure format (check one):    Yes    ☐    No    ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I    FINANCIAL INFORMATION
Item 1    Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	First Quarter Ended 9/30/02	Year Ended 6/30/02
Assets
Cash and cash equivalents	$6,757,005	$6,365,222
Accounts receivable—trade net of allowance of $10,000	2,114,820	2,397,542
Inventories:
Raw Materials	1,689,159	1,467,634
Work in Process	913,807	845,361
Finished Goods	166,147	310,821

	2,769,113	2,623,816
Deferred tax asset	284,500	284,500
Insurance recoveries anticipated	—	243,000
Other current assets	456,917	463,343

Total current assets	12,382,355	12,377,423

Property, plant & equip., at cost, less accumulated depreciation of $3,671,637 for 9/30/02 and $3,571,737 for 6/30/02.	1,270,390	1,363,152
Other assets:
Deferred tax asset	260,500	260,500

Total other assets	260,500	260,500

	$13,913,245	$14,001,075

Liabilities and Stockholders’ Equity
Accounts payable—trade	$348,389	$209,667
Accrued expenses	331,625	824,377
Accrued environmental costs	760,033	667,383

Total current liabilities	1,440,047	1,701,427

Long term liabilities:
Accrued environmental costs	602,000	675,650

Total Liabilities	2,042,047	2,377,077

Stockholders’ Equity
Common Stock, $.125 par value—3,000,000 shares authorized
1,992,547 shares issued and outstanding	249,070	249,070
Additional paid-in capital	1,651,179	1,651,179
Retained earnings	9,970,949	9,723,749

Total Stockholders’ Equity	11,871,198	11,623,998

	$13,913,245	$14,001,075

See the accompanying notes

Kreisler Manufacturing Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended September 30	2002	2001
Revenues	$3,743,622	$5,395,320
Cost of goods sold	3,195,280	4,087,601
Selling, general and administrative expenses	177,879	177,109

	3,373,159	4,264,710

Earnings from operations	370,463	1,130,610
Other income :
Interest and other earnings	21,918	39,073

Earnings before income taxes	392,381	1,169,683
Provision for income tax	145,181	438,350

Net earnings	$247,200	$731,333

Earnings per share:
Net earnings basic shares	$.12	$.37
Net earnings diluted shares	$.12	$.35

See the accompanying notes

Kreisler Manufacturing Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended September 30	2002	2001
Cash flows from operating activities:
Net earnings	$247,200	$731,333
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	99,900	94,900
(Increase) decrease in operating assets:
Accounts receivable—trade	282,722	1,207,153
Expected insurance recoveries	0	0
Deferred tax asset	0	0
Inventories	(145,297)	(173,189)
Other current assets	249,426	(150,906)
Increase (decrease) in operating liabilities:
Accounts payable—trade	138,719	(82,607)
Accrued expenses	(492,750)	(230,937)
Accrued environmental costs	19,000	28,000

Net adjustments	151,720	692,415

Cash provided by operating activities	398,920	1,423,748

Cash flows from investing activities:
Purchase of property and equipment	(7,137)	(160,205)

Cash used by investing activities	(7,137)	(160,205)

Increase in cash and cash equivalents	391,783	1,263,543
Cash and cash equivalents at beginning of year	6,365,222	5,053,879

Cash and cash equivalents at September 30	$6,757,005	$6,317,422

See the accompanying notes

Kreisler Manufacturing Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as required by SEC rule S-B, and do not contain certain information included in the Company’s annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2002

2.    Inventories

On interim reports the inventory is determined on a cost of goods sold basis which does not materially differ from a GAAP basis. Material usage is based on historical cost. Any change in year end physical inventory compared with that based on cost of goods sold could materially effect increasing or decreasing profits. A physical inventory was completed for the period ended June 30, 2002.

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

In July 1999 the Company became aware of historical releases of hazardous substances at its leased facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization is completed and an agreement has been reached with the remaining cost for remediation $ 1.47 million, to be incurred over the next five years. Environmental remediation is slightly behind schedule as approvals have taken longer than anticipated. No additional problems have been discovered to negatively impact the estimated cost of remediation

The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985 and has received $2.7 million from three insurance carriers, and anticipates recovery from one other insurance carrier.

Kreisler Manufacturing Corporation and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2002

Forward Looking Statements

Certain oral statements made by management of the company from time to time and certain statements contained herein or in periodic reports filed by the company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the company’s current expectations. Although the company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the company’s current judgment. The company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

Description of Business

Kreisler Manufacturing Corporation is a Delaware business corporation which was incorporated on December 13, 1968 which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the “company”) which was incorporated in New Jersey on July 3, 1956, manufactures precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines. These products include tube assemblies of multiple sizes and configurations, vane inserts, fuel rings and baffles. For the quarter ended September 30, 2002, sale of products for commercial aircraft engines, military aircraft engines and industrial gas turbine engines accounted for 54%, 23% and 23% of revenues respectively.

The Company markets its products to the commercial aircraft, military aircraft and industrial gas turbine industries. The tragic events of September 11, 2001 have materially impacted the commercial airline industry, with airline passenger traffic off considerably and some airlines having filed for bankruptcy. The weak commercial aircraft market has had a negative impact on the company’s sales and profitability. For the quarter ended September 30, 2002 sales of the company’s products to the commercial aircraft industry declined $2,203,000, or 52%, compared to sales for the quarter ended September 30, 2001. It is impossible to predict when the commercial aircraft industry may recover. A continued downturn in this market could have a material adverse effect on the company’s revenues and net earnings for the year ending June 30, 2003.

Slightly offsetting the decline in sales of products to the commercial aircraft industry, were increases in sales of products to the military aircraft industry and gas turbine industry. Sales of products to the military aircraft industry increased $391,000 or 82%, from $479,000 for the quarter ended September 30, 2001 to $870,000 for the quarter ended September 30, 2002. Sales of products to the gas turbine industry increased $163,000 or 24%, from $685,000 for the quarter ended September 30, 2001 to $848,000 for the quarter ended September 30, 2002. The Company does not believe that increases in sales of products to the industrial gas turbine industry is sustainable and, based on current demand in the industry, believes that sales of product to the industrial gas turbine market will decline during the year ending June 30, 2003.

The Company’s strategy is to expand it’s sales to the industrial gas turbine market. While the company will continue to strengthen its core competencies in aerospace it will make a concentrated and accelerated effort towards improving technology and people skills for rapid growth in the industrial gas turbine market. This strategy will require time. In most respects the industrial gas turbine products are compatible in manufacturing flow with the company’s other products. Under present market conditions with a competitive and cost conscious market it is essential that Kreisler evaluate and identify areas of improvement where significant gains can be made in productivity, effectiveness and profitability.

Results of Operations

2002 Compared to 2001

Revenues decreased from $5,395,000 to $3,744,000. The revenue decline of $1,652,000 or 31%, reflects the effect of September 11, 2001 with less demand for commercial aircraft engines. Revenues to the U.S. Government increased $392,000 or 82% and industrial gas turbines revenues increased $163,000 or 24% to offset the decline in sales of products for commercial aircraft engines. For the quarter ended September 30, 2002, sales of products for commercial aircraft engines, military aircraft engines and industrial gas turbines accounted for approximately 54%, 23% and 23% of revenues, respectively.

Cost of goods sold declined $892,000 or 22% compared to the same period in the prior year. The reduction was insufficient to offset 31% lower revenues to equal the same cost of goods sold percentage of revenues for the same period in the prior year. To accomplish the same cost of goods sold percentage of revenues as in the same period in the prior year would require approximately an additional reduction of $284,000 in direct labor and overhead. An additional 9% reduction management believes would be detrimental to operations at this time.

Selling, general and administrative expenses remained consistent with September 30, 2001 amounts.

Income from operations, for the quarter ended September 30, 2002 was $370,000 or 10% of revenue compared to $1,130,000 or 21% of revenue as of September 30, 2001.The $760,000 or 67% decrease in operating income compared to the same period in the prior year was due to increased material costs as a percent of sales, increased expenses in health insurance, indirect labor, office salaries, direct labor and depreciation. The decline in revenues resulted in a decrease in net earnings from $731,000 at September 30, 2001 to $247,000 at September 30, 2002.

Earnings before taxes for the quarter ending September 30, 2002 was $392,000 or 10% of revenues compared to $1,169,000 or 22% of revenues for September 30, 2001. Basic earnings per share for the first quarter ended September 30,2002 were $.12 compared to $.37 for the same period in the prior year.

Income tax expense for the quarter ended September 30, 2002 was $145,000 or 37% of earnings before taxes.

Current backlog as of September 30, 2002 is approximately $16.0 million compared to $18.0 million at June 30, 2002. The backlog decreased $2.0 million or 11%. Backlogs are subject to change with terminations, and delivery schedule changes.

Cash and cash equivalents increased $392,000 or 6% to $6,757,000 since June 30, 2002.

Stockholder equity on basic shares is $5.95 per share on book value compared to $5.83 on June 30, 2002 or an increase of 2%.

Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.    Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls.    The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or/and its “internal controls and procedures for financial reporting” (“Internal Controls” ) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints on financial resources, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.    Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Edward L. Stern
President, Treasurer

November 14, 2002

CERTIFICATIONS
I, Edward L. Stern, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kreisler Manufacturing Corporation

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as define in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ EDWARD L. STERN
Chief Executive Officer, President, Chief Financial Officer