Form 10QSB
period 2002-12-31
KREISLER MANUFACTURING CORP
filed 2003-02-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of December 31,2002 was 1,794,147 shares.

Transitional small business disclosure format (check one):  Yes  ☐  No  ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	Second Quarter Ended 12/31/02	Year Ended 6/30/02
Assets
Cash and cash equivalents	$5,757,880	$6,365,222
Accounts receivable—trade net: (Allowance $80,000 and $10,000 on December 31, 2002 and June 30, 2002 respectively.)	1,407,201	2,397,542
Inventories
Raw Materials	1,584,877	1,467,634
Work in Process	710,307	845,361
Finished Goods	248,210	310,821

	2,543,394	2,623,816

Deferred tax asset	197,500	284,500
Insurance recoveries	160,000	243,000
Prepaid taxes	347,900	—
Other current assets	212,017	463,343

Total current assets	10,625,892	12,377,423
Property, plant & equip., at cost, less accumulated depreciation of $3,766,537 for December 31, 2002 and $3,571,737 for June 30, 2002	1,240,627	1,363,152
Other assets:
Deferred tax asset	244,500	260,500

Total other assets	244,500	260,500

	$12,111,019	$14,001,075

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable—trade	$153,672	$209,667
Accrued expenses	286,211	824,377
Accrued environmental cost	568,067	667,383

Total current liabilities	1,007,950	1,701,427

Accrued environmental cost	532,000	675,650

	1,539,950	2,377,077

Stockholders’ Equity
Common Stock, $.125 par value—3,000,000 shares authorized ; 1,794,147 and 1,992,547 shares issued and outstanding on December 31, 2002 and June 30, 2002 respectively	224,269	249,070
Additional paid-in capital	538,179	1,651,179
Retained earnings	9,808,621	9,723,749

Total Stockholders’ Equity	10,571,069	11,623,998

	$12,111,019	$14,001,075

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended December 31	2002	2001

Revenues	$3,259,558	$5,407,597

Cost of goods sold	3,468,740	4,549,253
Provision for environmental remediation—recoveries	(160,000)	—
Selling, general and administrative expenses	235,078	232,769

	3,543,818	4,782,022

(Loss) income from operations	(284,260)	625,575

Other income:
Interest income	27,675	50,441

(Loss) income before income taxes	(256,585)	676,016

Income tax expense	(94,257)	258,130

Net (loss) income	$(162,328)	$417,886

Earnings per share:
Net (loss) income—basic shares	$(.09)	$.21
Net (loss) income—diluted shares	$(.09)	$.20

Six Months Ended December 31	2002	2001

Revenues	$7,003,181	$10,802,917

Cost of goods sold	6,664,020	8,636,854
Provision for environmental remediation—recoveries	(160,000)	—
Selling, general and administrative expenses	412,957	409,878

	6,916,977	9,046,732

Income from operations	86,203	1,756,185

Other income :
Interest income	49,592	89,514

Income before income taxes	135,795	1,845,699

Income tax expense	50,923	696,480

Net income	$84,872	$1,149,219

Income per share:
Net income—basic shares	$.04	$.58
Net income—diluted shares	$.04	$.56

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended December 31	2002	2001

Cash flows from Operating activities:
Net income	$84,872	$1,149,219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	194,800	189,800
(Increase) decrease in operating assets:
Accounts receivable—trade	990,341	1,618,201
Inventories	80,422	(52,192)
Deferred tax benefit	103,000	142,300
Insurance recoveries	83,000	—
Other current assets	(96,574)	(188,737)
Increase (decrease) in operating liabilities:
Accounts payable—trade	(55,997)	(261,780)
Accrued expenses	(538,166)	(551,483)
Accrued environmental costs	(242,966)	(391,060)

Net cash provided by operating activities	602,732	1,654,268

Cash Flows from Investing Activities:
Purchase of property and equipment	(72,274)	(329,946)

Net cash (used) by investing activities	(72,274)	(329,946)

Cash Flows from Financing Activities:
Exercised stock options	—	20,000
Purchase of Treasury Stock	(1,137,800)	—

Cash (used) provided by financing activities	(1,137,800)	20,000

(decrease) Increase in cash and cash equivalents	(607,342)	1,344,322
Cash and cash equivalents at beginning of year	6,365,222	5,053,878

Cash and cash equivalents at December 31	$5,757,880	$6,398,200

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as required by SEC Rule S-B, and do not contain certain information included in the Company’s annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2002.

2. Inventories

On June 30th and December 31st, the Company performs a physical inventory and adjusts the inventory balance to that of the count. On other interim reporting periods, the inventory is adjusted based on management’s estimation of material usage which has not historically resulted in material variances. Material usage is based on historical cost. Any change in physical inventory compared with that based on cost of goods sold could materially increase or decrease profits of the Company. A physical inventory was completed for the period ended December 31, 2002 and adjustments were recorded to increase cost of goods sold in the amount of $154,000 for the six month period ending December 31, 2002.

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

In July 1999 the Company became aware of historical releases of hazardous substances at its leased facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed and an agreement has been reached with the remaining cost for remediation of $1.47 million, to be incurred of the next five years. Environmental remediation is slightly behind schedule as approvals have taken longer than anticipated. No additional contingencies have been identified to negatively impact the estimated cost of remediation.

The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985 and has received $2.86 million from three insurance carriers. This quarters results include a one time amount of $160,000 in recoveries.

Kreisler Manufacturing Corporation and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002

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

Description of Business

Kreisler Manufacturing Corporation (the Company) is a Delaware business corporation which was incorporated on December 13, 1968 which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiary, Kreisler Industrial Corporation which was incorporated in New Jersey on July 3, 1956, manufactures precision metal components and assemblies at Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines. These products include tube assemblies of multiple sizes and configurations, vane inserts, fuel rings and baffles.

The Company markets its products to the commercial aircraft, military aircraft and industrial gas turbine industries. The continuing economic downturn has materially affected the commercial aviation and industrial gas turbine markets. These weak markets have had a negative impact on the Company’s sales and profitability. For the quarter ended December 31, 2002 sales of the Company’s products to the commercial aircraft industry declined $2,077,000, or 38%, compared to sales for the quarter ended December 31, 2001. It is impossible to predict when the commercial and industrial gas turbine industries will recover. A continued downturn in these markets could have a material adverse effect on the Company’s revenues and net income for future reporting periods.

In the future the Company’s strategy is to expand it’s sales to the industrial gas turbine market. While the Company will continue to strengthen its core competencies in aerospace it will make a concentrated and accelerated effort towards improving technology and people skills for rapid growth in the industrial gas turbine market. In most respects the industrial gas turbine products are compatible in manufacturing flow with the Company’s other products. Under present market conditions with a competitive and cost conscious market it is essential that the Company evaluate and identify areas of improvement where significant gains can be made in productivity, effectiveness and profitability.

Results of Operations

Revenues decreased from approximately $5,407,000 for the quarter ended December 31, 2001 to approximately $3,260,000 for the quarter ended December 31, 2002. The revenue decline of $2,147,000 or 40% reflects a decreased demand for commercial aircraft engines and industrial gas turbines. For the quarter ended December 31, 2002, sale of products for commercial aircraft engines, military aircraft engines, industrial gas turbine engines and commercial airframes accounted for 42%, 35%, 20%and 3% of revenues respectively.

Cost of goods sold declined from approximately $4,549,000 for the quarter ended December 31, 2001 to approximately $3,469,000 for the quarter ended December 31, 2002. The decline of $1,080,000 or 24% was primarily due to declines in purchases, direct labor, factory supplies, offset by rent increases of approximately $36,000.

For the quarter ended December 31, 2002 selling, general and administrative expenses remained approximately the same compared to December 31, 2001.

The loss from operations for the quarter ended December 31, 2002 was approximately $284,000 compared to income from operations of approximately $626,000 and for the quarter ended December 31, 2001. The decrease was approximately $910,000 or 145% was a result of a 40% revenue decrease and a cost of sales decrease of 24%. Management believes an additional 13% reduction in expenses would be detrimental to the Company operations.

Other Income declined from approximately $50,000 for the quarter ended December 31, 2001 to approximately $28,000 for the quarter ended December 31, 2002. The $22,000 or 40% decline, is a result in reduction in interest income as a result of lower interest rates.

Loss before taxes for the quarter ending December 31, 2002 was approximately $257,000 compared to income before taxes of approximately $676,000 for the quarter ended December 31, 2001. The decrease is approximately $933,000 or 138%.

Income tax benefit for the quarter ended December 31, 2002 was approximately $94,000 as compared to income tax provision of approximately $258,000 for the quarter ended December 31, 2001. The decrease is approximately $352,000 or 136% compared to the same period in the prior year.

The lower revenue resulted in a decrease in net income from approximately $418,000 for the quarter ended December 31, 2001 to a net loss of approximately $162,000 for the quarter ended December 31, 2002. The difference is approximately $580,000 or 139%.

Basic and diluted loss per share for the second quarter ended December 31,2002 was ($.09) compared to basic earnings per share of $.21 and diluted earnings per share of $.20 for the same period in the prior year.

Current backlog as of December 31, 2002 is approximately $14.0 million compared to approximately $18.0 million at June 30, 2002. The backlog decreased $4.0 million or 22% as a result lower demands in the aerospace industry.

Cash and cash equivalents decreased from approximately $6,365,000 at June 30, 2002 to approximately $5,758,000 at December 31, 2002. The decrease of approximately $607,000 or 10% is due to the payment of $1,137,000 to repurchase Company stock and $275,000 in environmental remediation payments offset by $243,000 of insurance recoveries received and a decrease in the collection time of accounts receivable.

Stockholder equity on basic shares at December 31, 2002 is $5.92 per share on book value compared to $5.83 on June 30, 2002 or an increase of 2%.

Critical Accounting Policies

The more critical accounting and reporting policies include the Company’s accounting for reserves for environmental remediation and inventory valuation. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results in operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

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

February 14, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and 6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

By:	/s/ Edward L. Stern
Chief Executive Officer, President, Chief Financial Officer