Form 10QSB
period 2003-03-31
KREISLER MANUFACTURING CORP
filed 2003-05-15
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 0-4036

Kreisler Manufacturing Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	22-1044792
(State of other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

5960 Central Avenue, Suite H., St. Petersburg, Florida 33707

(Address of principal executive offices)

(727) 347-1144

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of March 31, 2003 was 1,762,447 shares.

Transitional small business disclosure format (check one):  Yes  ☐  No  ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	Third Quarter Ended 03/31/2003	Year Ended 6/30/02
Assets
Cash and cash equivalents	$5,306,153	$6,365,222
Accounts receivable—trade net: (Allowance $80,000 and $10,000 on March 31, 2003 and June 30, 2002 respectively.)	1,651,332	2,397,542
Inventories
Raw Materials	1,419,541	1,467,634
Work in Process	817,764	845,361
Finished Goods	300,760	310,821

	2,538,065	2,623,816
Deferred tax asset	197,500	284,500
Insurance recoveries	—	243,000
Other current assets	600,688	463,343

Total current assets	10,293,738	12,377,423

Property, plant & equip., at cost, less accumulated depreciation of $3,861,437 for March 31, 2003 and $3,571,737 for June 30, 2002	1,187,783	1,363,152
Other assets:
Deferred tax asset	299,800	260,500

Total other assets	299,800	260,500

Total Assets	$11,781,321	$14,001,075

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable—trade	$303,303	$209,667
Accrued expenses	274,081	824,377
Accrued environmental cost	572,265	667,383

Total current liabilities	1,149,649	1,701,427

Accrued environmental cost	497,500	675,650

Total Liabilities	1,647,149	2,377,077

Stockholders’ Equity
Common Stock, $.125 par value—3,000,000 shares authorized; 1,762,447 and 1,992,547 shares issued and outstanding on March 31, 2003 and June 30, 2002 respectively	220,306	249,070
Additional paid-in capital	367,791	1,651,179
Retained earnings	9,546,075	9,723,749

Total Stockholders’ Equity	10,134,172	11,623,998

Total Liabilities and Stockholders’ Equity	$11,781,321	$14,001,075

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31	2003	2002
Revenues	$2,758,478	$3,560,961

Cost of goods sold	2,986,126	3,583,368
Selling, general and administrative expenses	215,932	187,021

	3,202,058	3,770,389

(Loss) from operations	(443,580)	(209,428)
Other income:
Interest	24,034	49,589

(Loss) before income taxes	(419,546)	(159,839)
Income tax benefit	(157,135)	(59,878)

Net (loss)	$(262,411)	$(99,961)

(Loss) per share:
Net (loss)—basic shares	$(.15)	$(.05)
Net (loss)—diluted shares	$(.15)	$(.05)

Nine Months Ended March 31	2003	2002
Revenues	$9,761,659	$14,363,819

Cost of goods sold	9,490,146	12,220,694
Selling, general and administrative expenses	628,889	596,900

	10,119,035	12,817,594

(Loss) income from operations	(357,376)	1,546,225
Other income:
Interest	73,626	139,103

(Loss) income before income taxes	(283,750)	1,685,328
Income tax (benefit) expense	(106,211)	636,603

Net (loss) income	$(177,539)	$1,048,725

(Loss) income per share:
Net (loss) income—basic shares	$(.09)	$.53
Net (loss) income—diluted shares	$(.09)	$.51

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31	2003	2002
Cash flows from Operating activities:
Net (loss) income	$(177,539)	$1,048,725
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	289,700	284,700
(Increase) decrease in operating assets:
Accounts receivable—trade	746,210	2,156,040
Inventories	85,752	(190,478)
Deferred tax benefit	47,700	142,300
Insurance recoveries	243,000	—
Other current assets	(137,345)	(263,002)
Increase (decrease) in operating liabilities:
Accounts payable—trade	93,633	(207,635)
Accrued expenses	(550,296)	(568,239)
Accrued environmental costs	(273,268)	(494,967)

Net cash provided by operating activities	367,547	1,907,444
Cash Flows from Investing Activities:
Purchase of property and equipment	(114,466)	(468,174)

Net cash (used) by investing activities	(114,466)	(468,174)
Cash Flows from Financing Activities:
Exercised stock options	—	33,125
Purchase of Company Stock	(1,312,150)	—

Cash (used) provided by financing activities	(1,312,150)	33,125
(Decrease) increase in cash and cash equivalents	(1,059,069)	1,472,395
Cash and cash equivalents at beginning of year	6,365,222	5,053,879

Cash and cash equivalents at March 31	$5,306,153	$6,526,274

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

2. Inventories

The inventory is determined on a historical cost of goods sold basis. Material usage is based on historical cost. The inventory value is adjusted based on management’s estimate of material usage. Any variance in physical inventory compared with the inventory valuation based on cost goods sold could materially increase or decrease profits. A physical inventory was completed for the period ended December 31, 2002.

3. Acquisition of Stock

During the year, the Company purchased and retired shares of its own capital stock. The excess of the purchase price over the par value was charged directly to Additional Paid in Capital.

4. Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (EPA) to Issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. These statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where these substances are or were produced or handled which contain constituents classified hazardous. The Company generally provides for the disposal or processing of such substances through licensed, independent contractors.

In July 1999 the Company became aware of historical releases of hazardous substances at its leased facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization was completed and a $2.140 million fixed price remediation agreement was signed. A total of $1.071 million has already been paid under the contract, with the remaining cost for remediation of $1.069 million to be paid over the next four years. Environmental remediation is slightly behind schedule, as approvals have taken longer than anticipated. No additional contingencies have been identified that would negatively impact the estimated cost of remediation. The Company has received a total of $2.86 million from three insurance carriers with respect to the remediation.

Kreisler Manufacturing Corporation and Subsidiaries

M ANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003

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

Description of Business

Kreisler Manufacturing Corporation (the Company) is a Delaware business corporation which was incorporated on December 13, 1968 which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the “Company”) that was incorporated in New Jersey on July 3, 1956, manufactures precision metal components and assemblies in Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines. These products include tube assemblies of multiple sizes and configurations, vane inserts, fuel rings and baffles.

The Company markets its products to the commercial aircraft, military aircraft and industrial gas turbine industries. The continuing economic downturn has materially and adversely affected the commercial aviation and industrial gas turbine markets. These weak markets have had a negative impact on the Company’s sales and profitability. For the quarter ended March 31, 2003 sales of the Company’s products to these markets declined approximately $802,000 or 22.5%, compared to sales for the quarter ended March 31, 2002. It is impossible to predict when the commercial and industrial gas turbine industries will recover. A continued downturn in these markets could have a material adverse effect on the Company’s revenues and net income for future reporting periods. It is anticipated that the fourth quarter will be weak and may require additional reduction in expenses.

The Company will continue to strengthen its core competencies in aerospace and will make a concentrated and accelerated effort towards improving technology and advancing the technological skill level of its workforce.

Results of Operations

Revenues decreased from approximately $3,561,000 for the quarter ended March 31, 2002 to approximately $2,758,000 for the quarter ended March 31, 2003. The revenue decrease of approximately $802,000 or 22.5% reflects a decline in demand for commercial aircraft engines and industrial gas turbines. For the quarter ended March 31, 2003, sale of products for commercial aircraft engines, military aircraft engines, industrial gas turbine engines and commercial air frames accounted for 61%, 22%, 11% and 6% of revenues respectively.

Cost of goods sold decreased from approximately $3,583,000 for the quarter ended March 31, 2002 to approximately $2,986,000 for the quarter ended March 31, 2003. The decrease was approximately $597,000 or 17% and was primarily due to reduced sales resulting in less direct labor and factory costs and reversal of bonuses accrued in previous quarters, offset by medical insurance, workman’s compensation insurance and environmental management increases of approximately $85,000.

For the quarter ended March 31, 2003, selling, general and administrative expenses increased approximately $29,000 or 16%. An increase in military sales increased sales commissions by $21,000 or 89%. Administrative salaries increased $12,000 partially due to transition and termination costs of personnel as well as a $19,000 increase in professional fees, offset by the reversal of $20,000 in accrued bonuses.

The loss from operations, for the quarter ended March 31, 2003 was approximately $444,000 compared to a loss of approximately $209,000 for the quarter ended March 31, 2002. The increased loss of approximately $235,000 or 112% was the result of the drop in revenues.

Other income declined from approximately $50,000 for the quarter ended March 31, 2002 to approximately $24,000 for the quarter ended March 31, 2003. The $26,000 or 52% decline is the result of lower interest rates and lower cash balances in investment accounts since June 30, 2002 which is primarily the result of repurchased Company stock at a total cost of approximately $1,312,000.

Loss before taxes, for the quarter ending March 31, 2003 was approximately $420,000 compared to a loss before taxes of approximately $160,000 for the quarter ending March 31, 2002.

Income tax benefit for the quarter ended March 31, 2003 was approximately $157,000 as compared to income tax benefit of approximately $60,000 for the quarter ended March 31, 2002. The increase is approximately $97,000 or 162% compared to the same period in the prior year.

The lower revenue resulted in an increase in net loss from approximately $100,000 for the quarter ended March 31, 2002 to a net loss of approximately $262,000 for the quarter ended March 31, 2003.

Basic and diluted loss per share for the third quarter ended March 31, 2003 was ($.15) compared to basic and diluted loss per share of ($.05) for the same period in the prior year.

Current backlog as of March 31, 2003 is approximately $14.5 million compared to $18.0 million at June 30, 2002. The backlog decreased $3.5 million or 19% as a result of lower demands in the aerospace and industrial gas turbine industries.

Cash and cash equivalents decreased from approximately $6,365,000 at June 30, 2002 to $5,306,000 at March 31, 2003. The decrease of approximately $1,059,000 or 17% is primarily due to the payment of approximately $1,312,000 to repurchase Company stock and $317,000 in environmental remediation payments, offset by $243,000 of insurance recoveries related to the remediation.

Stockholder equity on basic shares at March 31, 2003 is $5.75 per share on book value compared to $5.83 on June 30, 2002 or a decrease of 1.4%.

Liquidity

The Company believes it has, and will be able to generate through operating activities, sufficient resources that when combined with its current available cash and investments, will enable the Company to meet operating requirements through the next 12 (twelve) months.

Critical Accounting Policies

The Company’s critical accounting and reporting policies include the Company’s accounting for environmental remediation and inventory valuation. In particular, the accounting for these areas requires significant judgments to be made by management. Specifically, with regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. With respect to assumptions made in valuing inventory on interim statements, management believes that basing material usage on historical cost could result in significant variances when physical inventories are performed at June 30 and December 31. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“CEO/CFO”).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints on financial resources, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matter to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8K

(a)	Part I Exhibits

11. Statement regarding computation of per share earnings

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
Edward L. Stern, President and Chief Financial Officer

May 13, 2003

CERTIFICATIONS

I, Edward L. Stern, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Kreisler Manufacturing Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By	/s/ EDWARD L. STERN
Chief Executive Officer, President, and Chief Financial Officer