Form 10KSB
period 2003-06-30
KREISLER MANUFACTURING CORP
filed 2003-09-25
CIK 56806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Kreisler Manufacturing Corporation

(Name of small business issuer in its charter)

Delaware	22-1044792
(State or other jurisdiction of incorporation or organization)	I.R.S. employer Identification Number)

5960 Central Avenue, Suite H., St. Petersburg, Florida 33707

(Address of principal executive offices) (zip code)

Issuer’s telephone number: 727-347-1144

Commission File Number: 0-4036

Securities registered pursuant to Section 12(b) of the Exchange Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.125 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for its most recent fiscal year were $12,504,049.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $ 4,465,299 (1).

The number of shares of Common Stock outstanding as of September 24, 2003 was 1,762,447 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003, which are filed as an exhibit to this Report, are incorporated by reference in Parts I and II of this Report. With the exception of the information incorporated by reference in Parts I and II of this Report, the registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)    ☐  Yes    ☒  No

(1)	The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock multiplied by the last closing price for the Common Stock as quoted on the Nasdaq Small Cap Market on September 11, 2003. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-KSB ANNUAL REPORT

KREISLER MANUFACTURING CORPORATION

PART I

Item 1. Description of Business

Kreisler Manufacturing Corporation is a Delaware business corporation, which was incorporated on December 13, 1968, which succeeded a New Jersey business corporation, which was incorporated in New Jersey in 1940, which succeeded a New York corporation, which was incorporated in 1930. Kreisler Manufacturing Corporation and its only wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the “Company”) which was incorporated in New Jersey on July 3, 1956 manufactures precision metal components and assemblies at Elmwood Park, New Jersey primarily for use in military and commercial aircraft engines and in industrial gas turbine engines.

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

Over the past three years, ninety percent of the products manufactured by the Company were tube assemblies. For the fiscal year ended June 30, 2003, sales of products for commercial aircraft engines, military aircraft engines and industrial gas turbines accounted for approximately 60% 23% and 17% of revenues, respectively.

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

Customers

Three commercial customers and the United States Government accounted for 83% of the consolidated net sales of the Company in the fiscal year ended June 30, 2003.

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

Materials for the products within the Company are purchased, as required, from various suppliers. At times, the Company’s customers designate approved vendors. The Company believes alternative sources of supply for material are available at reasonable prices.

Production

Fabricated precision metal components or assemblies are manufactured and assembled by the Company to customer specifications. To meet the exacting requirements of its customers, the Company must exercise rigid quality control.

Employees

At June 30, 2003, the Company employed approximately 120 persons, all of whom are full-time employees. Approximately 70 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2003.

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

Compliance with Environmental Laws

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (“Facility”). The Company promptly notified the New Jersey Department of Environmental Protection (“Department”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the Department’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $1.0 million (present value using a discount rate of 6.16%) to be incurred over the next four years. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

The Company has notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985. The Company reached a settlement with four of its insurance carriers in the amount of $2,903,000. The Company does not anticipate additional recovery in excess of what has already been received.

Item 2. Description of Property

The Company’s industrial plant is located at Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 50 years old and the average age of the equipment is 15 years. The lease expires September 30, 2006. At June 30, 2003, the remaining balance on the lease was $773,496.

During fiscal year 2003, $100,594 of capital expenditures were made. Management believes that the company’s present industrial plant facilities are suitable for the Company’s current and near term operations and that these properties are adequately covered by insurance.

The Company’s principal corporate office is located at St. Petersburg, Florida and consists of approximately 1,000 square feet of leased space. The lease is currently on a month-to-month basis. The annual rental expense is approximately $11,862. The Company does not intend on making any renovations or capital improvements to the leased space. Management believes that this location is adequately covered by insurance.

Item 3. Legal Proceedings.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq Small Cap Market under the symbol “KRSL.” The following table sets forth the high and low per share sales prices for the Common Stock on the Nasdaq Small Cap Market for each quarter in the two-year period ended June 30, 2003.

Quarter	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First Quarter—September 30	8.84	5.12	7.50	4.74
Second Quarter—December 31	6.94	5.00	9.52	5.65
Third Quarter—March 31	6.01	4.70	10.77	7.05
Fourth Quarter—June 30	5.90	4.75	10.50	7.65

The Company has not paid any dividends during the last two fiscal years. The holders of the Company’s Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefore. It is the Company’s current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 2003, the company had approximately 150 stockholders of record.

The following table reflects information for the company’s equity compensation plan as of June 30, 2003.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	105,501	$2.00	124,000
Equity compensation plans not approved by security holders	—	—	—
Total	105,501	$2.00	124,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

“Management’s Discussion and Analysis” on page 11 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Auditor’s Report included on pages 1 through 10 of the Company’s 2003 Annual Report to Stockholders are incorporated herein by reference:

Consolidated Balance Sheets—June 30, 2003 and 2002 (Restated)

Consolidated Statements of Operations—Years Ended June 30, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity—June 30, 2003, 2002, 2001 and 2000 as Restated.

Consolidated Statements of Cash Flows—Years Ended June 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure and Internal Controls. The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-KSB and any changes in internal controls over financial reporting that occurred during the last quarter of its fiscal year. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”), who is also the principal financial officer of the Company.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions. Based upon the Controls Evaluation, the CEO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with SEC requirements, the CEO conducted an evaluation of the Company’s internal control over financial reporting (“Internal Controls”) to determine whether there have been changes in Internal Controls occurred during the quarter that have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the quarter covered by this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to the registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 10. Executive Compensation

Incorporated by reference to the registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments*

3.2	Bylaws*

10.1	1997 Stock Option Plan*+

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000. **

10.3	Union Agreement between Kreisler Manufacturing Corporation and Local 377, RWDSU, Affiliated with AFL-CIO dated December 5, 2000. **

10.4	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001. **

10.5	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. **+

10.6	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement

11	Statement regarding computation of per share earnings.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2003 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

21	Subsidiaries of the registrant.

31	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997
**	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
+	Compensatory plan or arrangement

(b)	Reports on 8-K

No reports on Form 8-K were filed during the last period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Edward L. Stern
Edward L. Stern, President, Chief Executive Officer and Chief Financial Officer

Date: September 24, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward L. Stern Edward L. Stern	Director, President, Chief Executive Officer and Chief Financial Officer	September 24, 2003

/s/ Michael L. Goldberg Michael L. Goldberg	Director	September 24, 2003

/s/ John W. Poling John W. Poling	Director	September 24, 2003

EXHIBIT INDEX

3.1	Certificate of Incorporation, including amendments*

3.2	Bylaws*

10.1	1997 Stock Option Plan*+

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000.**

10.3	Union Agreement between Kreisler Manufacturing Corporation and Local 377, RWDSU, Affiliated with AFL-CIO dated December 5, 2000.**

10.4	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001.**

10.5	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.**+

10.6	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement

11	Statement regarding computation of per share earnings.

13	Annual Report to Stockholders for the fiscal year ended June 30, 2003 (such report, except for those portions expressly incorporated by reference to this Annual Report on Form 10-KSB, is furnished for the information of the Commission and is not to be deemed filed as part of this Report).

21	Subsidiaries of the registrant.

31	Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997
**	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
+	Compensatory plan or arrangement