Form 10QSB
period 2003-09-30
KREISLER MANUFACTURING CORP
filed 2003-11-12
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of September 30, 2003 was 1,762,447 shares.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	First Quarter Ended 09/30/2003	Year Ended 6/30/03
Assets
Cash and cash equivalents	$4,066,121	$4,650,187
Accounts receivable—trade net: (Allowance $10,000 on September 30, 2003 and June 30, 2003)	2,005,141	1,829,957
Inventories
Raw Materials	1,489,726	1,367,918
Work in Process	789,386	724,893
Finished Goods	394,960	362,697

	2,674,072	2,455,508
Income tax receivable	782,876	735,722
Deferred tax asset	297,500	297,500
Other current assets	209,406	335,932

Total current assets	10,035,116	10,304,806

Split dollar life insurance receivable	235,450	235,450
Property, plant & equip., at cost, less accumulated depreciation of $4,076,968 for September 30, 2003 and $3,982,068 for June 30, 2003	1,079,105	1,053,417
Deferred tax asset, non-current	257,100	214,800

Total Non-current Assets	1,571,655	1,503,667

Total Assets	$11,606,771	$11,808,473

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable—trade	$501,476	$519,788
Accrued expenses	373,440	378,212
Accrued environmental cost	440,079	517,793

Total current liabilities	1,314,995	1,415,793

Accrued environmental cost	561,573	510,785

Total Liabilities	1,876,568	1,926,578

Stockholders’ Equity
Common Stock, $.125 par value – 3,000,000 shares authorized; 1,762,447 shares issued and outstanding on September 30, 2003 and June 30, 2003	220,306	220,306
Additional paid-in capital	367,792	367,792
Retained earnings	9,142,105	9,293,797

Total Stockholders’ Equity	9,730,203	9,881,895

Total Liabilities and Stockholders’ Equity	$11,606,771	$11,808,473

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended September 30	2003	2002
Revenues	$2,837,256	$3,743,622

Cost of goods sold	2,899,687	3,195,280
Selling, general and administrative expenses	189,383	177,879

	3,089,070	3,373,159

(Loss) income from operations	(251,814)	370,463

Other income:
Interest	11,033	21,918

(Loss) income before income taxes	(240,781)	392,381

Income tax benefit (provision)	89,089	(145,181)

Net (loss) income	$(151,692)	$247,200

(Loss) income per share:
Net (loss) income—basic shares	$(.09)	$.12
Net (loss) income—diluted shares	$(.09)	$.12

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended September 30	2003	2002
Cash flows from Operating activities:
Net (loss) income	$(151,692)	$247,200
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	94,900	99,900
(Increase) decrease in operating assets:
Accounts receivable—trade	(175,184)	282,722
Inventories	(218,564)	(145,297)
Other assets	37,071	249,427
Increase (decrease) in operating liabilities:
Accounts payable—trade	(18,312)	138,719
Accrued expenses	(4,771)	(492,750)
Accrued environmental costs	(26,926)	19,000

Net cash (used) provided by operating activities	(463,478)	398,921

Cash Flows from Investing Activities:
Purchase of property and equipment	(120,588)	(7,138)

Net cash (used) by investing activities	(120,588)	(7,138)
(Decrease) increase in cash and cash equivalents	(584,066)	391,783
Cash and cash equivalents at beginning of year	4,650,187	6,365,222

Cash and cash equivalents at September 30	$4,066,121	$6,757,005

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as required by SEC Rule S-B, and do not contain certain information included in the Company’s annual financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2003.

2.	Inventories

Inventory valuation for the periods ending September 30 and March 31 is based on a perpetual inventory system. For the periods ending September 30 and March 31 of each year, prior period physical inventory is adjusted to internal perpetual records. Raw materials, work in process and finished goods are adjusted to the same percentage of total inventory as existed at the time of the most recent physical inventory. Any substantial variance in the three components for the interim periods, as compared to the actual physical inventory at that time, could significantly increase or decrease profits because direct labor and overhead amounts are only adjusted when physical inventories are taken on June 30 and December 31.

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

In July 1999 the Company became aware of historical releases of hazardous substances at its leased facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (Facility). The Company promptly notified the New Jersey Department of Environmental Protection (Department) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the

Department’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization was completed and a $2.14 million fixed price remediation agreement was signed. A total of $1.1 million has already been paid under the contract, with the remaining cost for remediation of $1.0 million to be paid over the next four years. Environmental remediation is slightly behind schedule, as approvals have taken longer than anticipated. No additional contingencies have been identified that would negatively impact the estimated cost of remediation. The Company has received a total of approximately $2.86 million from its insurance carriers with respect to the remediation.

PART I

Item 2

Kreisler Manufacturing Corporation and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2003

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

Description of Business

Kreisler Manufacturing Corporation (the “Registrant”) is a Delaware business corporation which was incorporated on December 13, 1968 which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the “Company”) that was incorporated in New Jersey on July 3, 1956, manufactures precision metal components and assemblies in Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines. These products include tube assemblies of multiple sizes and configurations, vane inserts, fuel rings and baffles.

The Company markets its products to the commercial aircraft, military aircraft and industrial gas turbine industries. The Company’s sales and profitability have been materially and adversely impacted by the economic downturn in the commercial aviation and industrial gas turbine markets as well as a decline in military orders. For the quarter ended September 30, 2003 sales of the Company’s products declined approximately $906,000 or 24%, compared to sales for the quarter ended September 30, 2002. It is impossible to predict when the commercial and industrial gas turbine industries will recover. A continued downturn in these markets could have a material adverse effect on the Company’s revenues and net income for future reporting periods. It is anticipated that the quarter ending December 31, 2003 will be weak and may require additional reduction in expenses.

Results of Operations

2003 Compared to 2002

Revenues decreased from approximately $3,744,000 for the quarter ended September 30, 2002 to approximately $2,837,000 for the quarter ended September 30, 2003. The decrease is approximately $906,000 or 24%. Revenues from sales to the military decreased approximately $346,000 or 40% compared to military sales for the same period in the prior year. Revenues from sales of parts for commercial aircraft engines decreased approximately $129,000 or 6% and industrial gas turbine parts sales declined approximately $431,000 or 51% compared to sales for the first quarter of 2002. For the quarter ended September 30, 2003, sales of products for commercial aircraft engines, military aircraft engines and industrial gas turbine engines accounted for 67%, 18% and 15% of revenues respectively.

Cost of goods sold decreased from approximately $3,195,000 for the quarter ended September 30, 2002 to approximately $2,900,000 for the quarter ended September 30, 2003. The decrease was approximately $295,000 or 9%, and was primarily due to reduced materials usage of $398,000 a result of reduced sales, offset by an overall increase in factory expenses. Material usage as a percentage of sales was lower than in previous quarters with more revenues generated from non-recurring charges to customers, charges with no material content, such as tooling fees. Increases in tooling costs for new programs, medical insurance, and utility costs, as well as an additional accrual for a supplemental employment agreement, and the reclassification of vacation accrual were approximately $195,000. Negative gross margin resulted from slower completion of development work with increased costs and decreased shipments.

For the quarter ended September 30, 2003, selling, general and administrative expenses were approximately $189,000, which was $11,000 more than the approximately $178,000 reported in the same quarter of the prior year, an increase of 6%. Increased legal fees for Sarbanes-Oxley related compliance, partially offset by decreased consulting fees, account for most of the increase.

The loss from operations, for the quarter ended September 30, 2003 was approximately $252,000 compared to earnings from operations of approximately $370,000 for the quarter ended September 30, 2002, a total change of approximately $622,000. The cost of operations as a percentage of net sales increased to 109% for the quarter ended September 30, 2003 from 90% for the same period in the prior year, as explained above.

Other income declined from approximately $22,000 for the quarter ended September 30, 2002 to approximately $11,000 for the quarter ended September 30, 2003. The $11,000 or 50% decline is the result of lower interest rates and lower cash balances in investment accounts. Since September 30, 2002 approximately $1,312,000 of formerly invested funds were used to repurchase company stock and the remaining decrease in cash and cash equivalents is the result of withdrawing invested funds to support operations.

Loss before taxes, for the quarter ended September 30, 2003 was approximately $241,000 compared to income before taxes of approximately $392,000 for the quarter ending September 30, 2003, a total change of $622,000.

Income tax benefit for the quarter ended September 30, 2003 was approximately $89,000 as compared to income tax expense of approximately $145,000 for the quarter ended September 30, 2002, a total change of $234,000.

Lower revenues were the primary cause of the September 30, 2003 net loss of approximately $152,000 compared to net income of approximately $247,000 for the quarter ended September 30, 2002, a total change of $399,000.

First quarter basic and diluted loss per share at September 30, 2003 was ($.09) compared to basic and diluted income per share of $.12 for the first quarter of the prior year.

Current backlog as of September 30, 2003 is approximately $14.0 million compared to $14.4 million at June 30, 2003. Backlog for commercial aircraft products represents 93.6% of the total; military is 4.6% and gas turbine product backlog is 1.8%. Backlogs are subject to change with terminations and delivery schedule changes.

Capital Resources

Cash and cash equivalents decreased from approximately $4,650,000 at June 30, 2003 to approximately $4,066,000 at September 30, 2003. The decrease of approximately $584,000 or 13% is primarily the result of cash being used to fund operating activities, the purchase of new machinery for use in production and environmental remediation payments of approximately $42,000. Accounts receivable increased approximately $175,000 as compared to the same period in the prior year as a result of slow paying customers.

Stockholder equity on basic shares at September 30, 2003 was $5.52 per share in book value compared to $5.61 on June 30, 2003, a decrease of $.09 or 2%.

Liquidity

The Company believes it has sufficient resources to meet operating requirements through the next 12 (twelve) months.

Critical Accounting Policies

The Company’s critical and significant accounting and reporting policies include the Company’s accounting for environmental remediation and inventory valuation. In particular, the accounting for these areas requires significant judgments to be made by management. Specifically, with regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. With respect to assumptions made in valuing inventory on interim statements, management believes estimating material usage, work in process and finished goods could result in significant variances in both inventory and operating results when physical inventories are performed at June 30 and December 31. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to

Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“CEO/CFO”).

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

PART II OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Changes in Securities

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matter to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8K

(a) Part I – Exhibits

11	Statement regarding computation of per share earnings.

31	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8K

No reports on Form 8K were filed during the last period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Edward L. Stern
Edward L. Stern, President, Chief Executive Officer and Chief Financial Officer

Date: November 11, 2003