Form 10QSB
period 2003-12-31
KREISLER MANUFACTURING CORP
filed 2004-02-12
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of December 31, 2003 was 1,762,447 shares.

Transitional small business disclosure format (check one): Yes ☐ No ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	AS OF 12/31/2003	AS OF 6/30/03
Assets
Cash and cash equivalents	$4,480,019	$4,650,187
Accounts receivable – trade net: (Allowance $10,000 on December 31, 2003 and June 30, 2003)	1,465,926	1,829,957
Inventories
Raw Materials	1,580,285	1,367,918
Work in Process	767,543	724,893
Finished Goods	304,858	362,697

	2,652,686	2,455,508
Income tax receivable	493,440	735,722
Deferred tax asset	297,500	297,500
Other current assets	196,222	335,932

Total current assets	9,585,793	10,304,806

Split dollar life insurance receivable	235,450	235,450
Property, plant & equip., at cost, less accumulated depreciation of $4,171,868 for December 31, 2003 and $3,982,068 for June 30, 2003	1,007,521	1,053,417
Deferred tax asset, non-current	236,005	214,800

Total Non-current Assets	1,478,976	1,503,667

Total Assets	$11,064,769	$11,808,473

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$281,961	$519,788
Accrued expenses	431,482	378,212
Accrued environmental cost	398,141	517,793

Total current liabilities	1,111,584	1,415,793

Accrued environmental cost	581,638	510,785

Total Liabilities	1,693,222	1,926,578

Stockholders’ Equity
Common Stock, $.125 par value - 3,000,000 shares authorized; 1,762,447 shares issued and outstanding on December 31, 2003 and June 30, 2003	220,306	220,306
Additional paid-in capital	367,792	367,792
Retained earnings	8,783,449	9,293,797

Total Stockholders’ Equity	9,371,547	9,881,895

Total Liabilities and Stockholders’ Equity	$11,064,769	$11,808,473

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended December 31	2003	2002
Revenues	$2,815,241	$3,259,558

Cost of goods sold Provision for environmental remediation – recoveries	3,195,103 —	3,468,740 (160,000)
Selling, general and administrative expenses	204,066	235,078

	3,399,169	3,543,818

(Loss) from operations	(583,928)	(284,260)
Other income:
Interest	14,633	27,675

(Loss) before income taxes	(569,295)	(256,585)
Income tax benefit	210,639	94,257

Net (loss)	$(358,656)	$(162,328)

(Loss) per share:
Net (loss) – basic shares	$(.20)	$(.09)
Net (loss) – diluted shares	$(.20)	$(.09)

Six Months Ended December 31	2003	2002
Revenues	$5,652,497	$7,003,181

Cost of goods sold	6,094,791	6,664,020
Provision for environmental remediation - recoveries	—	(160,000)
Selling, general and administrative expenses	393,449	412,958

	6,488,240	6,916,978

(Loss) income from operations	(835,743)	86,203
Other income
Interest income	25,667	49,592

(Loss) income before income taxes	(810,076)	135,795
Income tax benefit (expense)	299,728	(50,923)

Net (loss) income	$(510,348)	$84,872

(Loss) income per share:
Net (loss) income - basic shares	$(.29)	$.04
Net (loss) income - diluted shares	$(.29)	$.04

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended December 31	2003	2002
Cash flows from Operating activities:
Net (loss) income	$(510,348)	$84,872
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	189,800	194,800
(Increase) decrease in operating assets:
Accounts receivable – trade	364,032	990,341
Inventories	(197,178)	80,422
Deferred tax benefit	(21,205)	103,000
Insurance recoveries	—	83,000
Other assets	381,993	(96,574)

Increase (decrease) in operating liabilities:
Accounts payable – trade	(237,827)	(55,997)
Accrued expenses	53,271	(538,166)
Accrued environmental costs	(48,799)	(242,966)

Net cash (used) provided by operating activities	(26,261)	602,732

Cash Flows from Investing Activities:
Purchase of property and equipment	(143,906)	(72,274)

Net cash (used) by investing activities	(143,906)	(72,274)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	—	(1,137,800)

Net cash (used) by financing activities	—	(1,137,800)

(Decrease) in cash and cash equivalents	(170,167)	(607,342)
Cash and cash equivalents at beginning of year	4,650,186	6,365,222

Cash and cash equivalents at December 31	$4,480,019	$5,757,880

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

Inventory valuation for the periods ending December 31 and June 30 is based on actual physical counts. For the periods ending September 30 and March 31 inventory is based on internal perpetual records. For the two quarters for which an inventory is not taken, raw materials, work in process and finished goods are adjusted to the same percentage of total inventory as existed at the time of the most recent physical inventory. Any substantial variance in the three components for the interim periods, as compared to the actual physical inventory at that time, could significantly increase or decrease profits because direct labor and overhead amounts are only adjusted when physical inventories are taken on June 30 and December 31.

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

The site characterization was completed and a $2.1 million fixed price remediation agreement was signed. A total of $1.1 million has already been paid under the contract, with the remaining cost for remediation of $1.0 million to be paid over the next four years. Environmental remediation is slightly behind schedule, as approvals have taken longer than anticipated. No additional contingencies have been identified that would negatively impact the estimated cost of remediation. The Company has received a total of approximately $2.9 million from its insurance carriers with respect to the remediation.

PART I

Item 2

Kreisler Manufacturing Corporation and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS FOR THREE

MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003

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

The Company markets its products to the commercial aircraft, military aircraft and industrial gas turbine industries. The Company’s sales and profitability have been materially and adversely impacted by the economic downturn in the commercial aviation and industrial gas turbine markets as well as a decline in military orders. For the quarter ended December 31, 2003 sales of the Company’s products declined approximately $445,000 or 14%, compared to sales for the quarter ended December 31, 2002, and for the six months ended December 31, 2003 revenues declined approximately $1,351,000 or 19% compared to the same period in the prior year. It is impossible to predict when the commercial and industrial gas turbine industries will recover. A continued downturn in these markets could have a material adverse effect on the Company’s revenues and net income for future reporting periods. It is anticipated that the quarter ending March 31, 2004 will continue to be weak.

Results of Operations

2003 Compared to 2002

Three months ended December 31, 2003

Revenues decreased from approximately $3,260,000 for the quarter ended December 31, 2002 to approximately $2,815,000 for the quarter ended December 31, 2003. The decrease is approximately $445,000 or 14%. Revenues from sales to the military decreased approximately $605,000 or 63% compared to military sales for the same period in the prior year. Revenues from sales of parts for commercial aircraft engines increased approximately $640,000 or 40% and industrial gas turbine parts sales declined approximately $480,000 or 70% compared to sales for the second quarter of 2002. For the quarter ended December 31, 2003, sales of products for commercial aircraft engines, military aircraft engines and industrial gas turbine engines accounted for 80%, 13% and 7% of revenues respectively.

Cost of goods sold decreased approximately $274,000 or 8%, from approximately $3,469,000 for the quarter ended December 31, 2002 to approximately $3,195,000 for the quarter ended December 31, 2003. The decrease was primarily due to reduced materials usage of $355,000 a result of reduced sales, offset by an overall increase in factory expenses. Increases in tooling costs for new programs, utility costs, an additional accrual for a supplemental employment agreement, and a one time environmental management charge for additional fill needed at the remediation site, offset by decreases in environmental legal fees, medical insurance premiums and shipping were approximately $98,000. The negative gross margin resulted from slower completion of development work with increased costs and decreased shipments.

For the quarter ended December 31, 2003, selling, general and administrative expenses were approximately $204,000, which was $31,000 less than the approximately $235,000 reported in the same quarter of the prior year, a decrease of 13%. Decreased professional fees related to services provided by Oasis Ventures in 2002, along with decreased general administrative costs and bonus accrual, partially offset by an increase in audit fees, account for most of the decrease.

The loss from operations, for the quarter ended December 31, 2003 was approximately $584,000 compared to loss from operations of approximately $284,000 for the quarter ended December 31, 2002, a change of approximately $300,000.

Other income declined from approximately $28,000 for the quarter ended December 31, 2002 to approximately $15,000 for the quarter ended December 31, 2003. The $13,000 or 46% decline is the result of lower interest rates and lower cash balances in investment accounts.

Loss before taxes, for the quarter ended December 31, 2003 was approximately $569,000 compared to loss before taxes of approximately $257,000 for the quarter ending December 31, 2002, a total change of $312,000.

Income tax benefit for the quarter ended December 31, 2003 was approximately $211,000 as compared to income tax benefit of approximately $94,000 for the quarter ended December 31, 2002, a total change of $117,000.

Lower revenues were the primary cause of the December 31, 2003 net loss of approximately $359,000 compared to net loss of approximately $162,000 for the quarter ended December 31, 2002, a total change of $197,000.

Second quarter basic and diluted loss per share at December 31, 2003 was ($.20) compared to basic and diluted loss per share of ($.09) for the second quarter of the prior year.

Six months ended December 31, 2003

Revenues for the six months ended December 31, 2003 declined approximately $1,351,000 or 19% compared to the same period in the prior year. Revenue for the six months ended December 31, 2003 was approximately $5,652,000 compared to approximately $7,003,000 ended December 31, 2002. Revenues from sales of parts for commercial engines increased approximately $540,000 or 16%, revenues for military engines declined 52% or $951,000 and industrial gas turbine engines revenues declined 50% or $914,000 compared to the same period in the prior year. For the six months ended December 31, 2003 sales of products for commercial aircraft engines, military aircraft engines and industrial gas turbine engines accounted for 70%, 15% and 15% of revenue respectively.

Cost of goods sold decreased approximately $409,000 or 6%, from approximately $6,504,000 for the six months ended December 31, 2002 to approximately $6,095,000 for the six months ended December 31, 2003. The decrease was primarily due to reduced materials usage of $754,000 a result of reduced sales, offset by an overall increase in factory expenses. Increases in tooling costs for new programs, utility costs, medical insurance premiums, an additional accrual for a supplemental employment agreement, and a one time environmental management charge for additional fill needed at the remediation site, offset by decreases in environmental legal fees, bonus accruals, supplies, and shipping were approximately $103,000. For the six months ended December 31, 2002 expenses were reduced by $160,000 upon receipt of an environmental insurance payment. The negative gross margin resulted from slower completion of development work with increased costs and decreased shipments.

For the six months ended December 31, 2003, selling, general and administrative expenses were approximately $393,000, which was $20,000 less than the approximately $413,000 reported in the six months of the prior year, a decrease of 5%. Decreased professional fees, along with decreased general administrative costs and bonus accrual, partially offset by an increase in audit fees, account for most of the decrease.

The loss from operations, for the six months ended December 31, 2003 was approximately $836,000 compared to income from operations of approximately $86,000 for the six months ended December 31, 2002, a change of approximately $922,000.

Other income declined from approximately $50,000 for the six months ended December 31, 2002 to approximately $26,000 for the six months ended December 31, 2003. The $24,000 or 48% decline is the result of lower interest rates and lower cash balances in investment accounts.

Loss before taxes, for the six months ended December 31, 2003 was approximately $810,000 compared to income before taxes of approximately $136,000 for the six months ending December 31, 2002, a total change of $946,000.

Income tax benefit for the six months ended December 31, 2003 was approximately $300,000 as compared to income tax benefit of approximately $51,000 for the six months ended December 31, 2002, a total change of $249,000.

Lower revenues were the primary cause of the December 31, 2003 net loss of approximately $510,000 compared to net income of approximately $85,000 for the six months ended December 31, 2002, a total change of $595,000.

Six month basic and diluted loss per share at December 31, 2003 was ($.29) compared to basic and diluted earnings per share of $.04 for the same six months of the prior year.

Current backlog as of December 31, 2003 is approximately $13.9 million compared to $14.4 million at June 30, 2003. Backlog for commercial aircraft products represents 91% of the total; military is 5% and gas turbine product backlog is 4%. Backlogs are subject to change with terminations and delivery schedule changes.

Capital Resources

Cash and cash equivalents decreased from approximately $4,650,000 at June 30, 2003 to approximately $4,480,000 at December 31, 2003. The decrease of approximately $170,000 or 4% is primarily the result of cash being used to fund operating activities, offset by the receipt of a Federal Income Tax refund of approximately $521,000. Accounts receivable decreased approximately $364,000 since June 30, 2003 as customers paid some of their aged balances at the end of the calendar year.

Stockholder equity on basic shares at December 31, 2003 was $5.32 per share in book value compared to $5.61 on June 30, 2003, a decrease of $.29 or 5%.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company is made known to management, including CEO/CFO, particularly during the period when its periodic reports are being prepared.

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

Date: February 12, 2004