Form 10QSB
period 2004-03-31
KREISLER MANUFACTURING CORP
filed 2004-05-13
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of March 31, 2004 was 1,762,447 shares.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	AS OF March 31, 2004	AS OF June 30, 2003
Assets
Cash and cash equivalents	$3,397,881	$4,650,187
Accounts receivable – trade, net: (Allowance $10,000 on March 31, 2004 and June 30, 2003)	1,942,231	1,829,957
Inventories
Raw Materials	1,705,687	1,367,918
Work in Process	867,806	724,893
Finished Goods	418,941	362,697

	2,992,434	2,455,508

Income tax receivable	700,599	735,722
Deferred tax asset, current	141,200	297,500
Other current assets	182,966	335,932

Total current assets	9,357,311	10,304,806

Split dollar life insurance receivable	235,450	235,450
Property, plant & equip., at cost, less accumulated depreciation of $4,266,768 for March 31, 2004 and $3,982,068 for June 30, 2003	962,707	1,053,417
Deferred tax asset, non-current	285,600	214,800

Total Non-current Assets	1,483,757	1,503,667

Total Assets	$10,841,068	$11,808,473

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$570,799	$519,788
Accrued expenses	479,290	378,212
Accrued environmental cost	161,041	517,793

Total current liabilities	1,211,130	1,415,793

Accrued environmental cost	482,295	510,785

Total Liabilities	1,693,425	1,926,578

Stockholders’ Equity
Common Stock, $.125 par value - 3,000,000 shares authorized; 1,762,447 shares issued and outstanding on March 31, 2004 and June 30, 2003	220,306	220,306
Additional paid-in capital	367,792	367,792
Retained earnings	8,559,545	9,293,797

Total Stockholders’ Equity	9,147,643	9,881,895

Total Liabilities and Stockholders’ Equity	$10,841,068	$11,808,473

See the accompanying notes.

KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31	2004	2003
Sales	$3,098,326	$2,758,478

Cost of goods sold	3,334,891	2,986,126
Selling, general and administrative expenses	143,920	215,932

	3,478,811	3,202,058

Loss from operations	(380,485)	(443,580)

Interest income	6,349	24,034

Loss before income taxes	(374,136)	(419,546)

Income tax benefit	150,234	157,135

Net loss	$(223,902)	$(262,411)

Loss per share:
Net loss – basic shares	$(.13)	$(.15)
Net loss – diluted shares	$(.13)	$(.15)

Nine Months Ended March 31	2004	2003
Sales	$8,750,821	$9,761,659

Cost of goods sold	9,429,682	9,490,146
Selling, general and administrative expenses	537,368	628,889

	9,967,050	10,119,035

Loss from operations	(1,216,229)	(357,376)

Interest income	32,016	73,626

Loss before income taxes	(1,184,213)	(283,750)

Income tax benefit	449,961	106,211

Net loss	$(734,252)	$(177,539)

Loss per share:
Net loss - basic shares	$(.42)	$(.09)
Net loss - diluted shares	$(.42)	$(.09)

See the accompanying notes.

KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31	2004	2003
Cash flows from operating activities:
Net loss	$(734,252)	$(177,539)
Adjustments to reconcile net loss of cash (used) by operating activities:
Depreciation and amortization	284,700	289,700
(Increase) decrease in operating assets:
Accounts receivable – trade	(112,274)	746,210
Inventories	(536,926)	85,752
Income tax receivable	35,123	—
Deferred tax asset	85,500	47,700
Other current assets	152,966	(137,345)
Insurance recoveries	—	243,000
Increase (decrease) in operating liabilities:
Accounts payable – trade	51,012	93,633
Accrued expenses	101,078	(550,296)
Accrued environmental costs	(385,242)	(273,268)

Net cash (used) provided by operating activities	(1,058,316)	367,547

Cash flows from investing activities:
Purchase of property and equipment	(193,990)	(114,466)

Net cash used by investing activities	(193,990)	(114,466)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,312,150)

Net cash used by financing activities	—	(1,312,150)

Decrease in cash and cash equivalents	(1,252,306)	(1,059,069)
Cash and cash equivalents at beginning of year	4,650,187	6,365,222

Cash and cash equivalents at March 31	$3,397,881	$5,306,153

See the accompanying notes.

KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by SEC Rule S-B, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2003.

2. Inventories

Inventory valuations for the periods ending December 31 and June 30 are based on actual physical counts. For the periods ending September 30 and March 31 inventory valuations are based on internal perpetual inventory records. By comparison, the physical inventory material valuation as of December 31, 2003 was $27,000 or less than 1% lower than the internal perpetual inventory records. The Company attributed a portion of this amount to the difference between the estimated material scrap rate calculated for the perpetual inventory material valuation and the actual material scrap rate. The percentage of estimated scrap usage has been adjusted to reflect a higher amount.

For the two quarters for which an inventory is not taken, raw materials, work in process and finished goods are adjusted to the same percentage of total inventory as existed at the time of the most recent physical inventory. Any substantial variance in the three components for the interim periods, as compared to the actual physical inventory at that time, could increase or decrease profits because direct labor and overhead amounts are only adjusted when physical inventories are taken on June 30 and December 31.

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

The site characterization was completed and a $2.1 million fixed price remediation agreement was signed. A total of $1.4 million has already been paid under the contract, with the remaining cost for remediation of $0.7 million to be paid over the next four years. Environmental remediation is slightly behind schedule, as approvals have taken longer than anticipated. No additional contingencies have been identified that would negatively impact the estimated cost of remediation. Since the remediation project began in 1999, the Company has received a total of $2.9 million from its insurance carriers with respect to the remediation.

PART I

Item 2

KREISLER MANUFACTURING CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004

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

Description of Business

Kreisler Manufacturing Corporation (the “Registrant”) is a Delaware business corporation which was incorporated on December 13, 1968 which succeeded a New Jersey business corporation which was incorporated in New Jersey in 1940, which succeeded a New York corporation which was incorporated in 1930. The Registrant and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the “Company”) that was incorporated in New Jersey on July 3, 1956, manufactures precision metal components and assemblies in Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines. The Company manufactures products to customer requirements for the commercial and military aero-engine as well as the industrial gas turbine markets. These products include tube assemblies of multiple sizes and configurations, vane inserts, fuel rings and baffles.

The Company’s sales and profitability have been materially and adversely impacted by the economic downturn in the commercial aviation and industrial gas turbine markets. During this period of economic uncertainty, Kreisler’s sales to a primary customer were negatively impacted by the reduction in market demand for commercial aero-engines and industrial gas turbines of which the Company is a supplier of components. In addition, sales declined due to the completion of a replacement program of certain aero-engine components provided by the Company. The decline of 40% from this primary customer will be offset through the addition of new military programs. Kreisler is pursuing new programs to further offset the sales decline. The Company is taking actions to lower costs. During the period ended March 31, 2004, the Company reduced expenses with an annualized savings of $400,000 by reducing headcount and eliminating certain non essential expenses. The impact of this reduction will begin to take affect in the fourth quarter. The Company will continue to identify other cost reduction opportunities.

It is impossible to predict when the commercial and industrial gas turbine industries will recover. A continued downturn in these markets could have a material adverse effect on the Company’s sales and net income for future reporting periods. It is anticipated that the quarter ending June 30, 2004 will continue to be weak.

Results of Operations

2004 Compared to 2003

Three Months ended March 31, 2004

Sales increased $340,000 or 12% to $3,098,000 for the quarter ended march 31, 2004 compared with $2,758,000 for the quarter ended March 31, 2003. Sales to the military increased $818,000 or 135% compared to military sales for the same period in the prior year. Sales for commercial aircraft engine parts declined $164,000 or 10% and industrial gas turbine parts sales declined $149,000 or 49%, compared to sales for the third quarter of 2003. The remaining $165,000 decline was in other miscellaneous accounts. For the quarter ended March 31, 2004, sales from products for commercial aircraft engines, military aircraft engines and industrial gas turbine engines accounted for 49%, 46% and 5% of sales, respectively.

Cost of goods sold increased $349,000 or 12%, to $3,335,000 for the quarter ended March 31, 2004 compared with $2,986,000 for the quarter ended March 31, 2003. The increase was primarily due to higher materials usage of $114,000 as a result of increased sales, costs for a supplemental employment agreement, tooling costs for new programs, utility costs and factory supplies. An additional increase of $158,000 is attributable to higher direct labor costs due to lump sum payments under Kreisler’s new Labor Contract and increased overtime costs. These increases were partially offset by a $126,000 decrease in vacation and general accruals, lower environmental remediation program expenses of $40,000 and a decrease in medical insurance and travel expenses. The negative gross margin resulted from increased costs that were not offset by increased sales.

For the quarter ended March 31, 2004, selling, general and administrative expenses were $144,000, which was $72,000 less than the $216,000 reported in the same quarter of the prior year, a decrease of 33%. Decreased professional and legal fees, general administrative costs and sales commissions account for most of the decrease.

The loss from operations, for the quarter ended March 31, 2004 was $380,000 compared to a loss from operations of $444,000 for the quarter ended March 31, 2003, a decrease of $64,000 or 14%.

Interest income declined from $24,000 for the quarter ended March 31, 2003 to $6,000 for the quarter ended March 31, 2004. The $18,000 or 75% decline is the result of lower interest rates and lower balances in investment accounts.

The loss before taxes, for the quarter ended March 31, 2004 was $374,000 compared to loss before taxes of $420,000 for the quarter ending March 31, 2003, a decrease of $46,000 or 11%.

Income tax benefit for the quarter ended March 31, 2004 was $150,000 as compared to an income tax benefit of $157,000 for the quarter ended March 31, 2003, decrease of $7,000.

Higher expenses were the primary cause of the March 31, 2004 net loss of $224,000 compared to a net loss of $262,000 for the quarter ended March 31, 2003, a decrease of $38,000 or 15%.

Third quarter basic and diluted loss per share at March 31, 2004 was ($0.13) compared to basic and diluted loss per share of ($0.15) for the third quarter of the prior year.

Nine Months ended March 31, 2004

Sales for the nine months ended March 31, 2004 were $8,751,000 compared to $9,762,000 for the period ended March 31, 2003. Sales for the nine months ended March 31, 2004 declined $1,011,000 or 10% compared to the same period in 2003. Sales of commercial engine parts increased $598,000 or 12%, while sales of military engines declined 12% or $307,000 and sales of industrial gas turbine engines declined 57% or $1,039,000 compared to the same period in the prior year. The remaining $263,00 decline was in other miscellaneous accounts. For the nine months ended March 31, 2004 sales of commercial aircraft engines, military aircraft engines and industrial gas turbine engines accounted for 55%, 38% and 7% of sales respectively.

Cost of goods sold were $9,490,000 for the nine months ended March 31, 2003 compared to $9,430,000 for the nine months ended March 31, 2004, a decrease of $60,000 or 1%. Increases in tooling for new programs, utility costs, costs for a supplemental employment agreement, and information technology outsourcing fees, offset by decreases in environmental legal fees, supplies, travel costs and shipping were $320,000. Material usage declined $640,000 for the period due to lower sales. For the nine months ended March 31, 2003, environmental management expenses were reduced by $160,000 upon receipt of an environmental insurance payment. The negative gross margin resulted from comparable year-over-year costs with decreased shipments.

For the nine months ended March 31, 2004, selling, general and administrative expenses were $537,000, which was $92,000 less than the $629,000 reported in the nine months of the prior year, a decrease of 15%. Decreased professional fees, along with decreased general administrative costs and sales commissions, partially offset by increases in audit and legal fees, account for most of the decrease.

The loss from operations, for the nine months ended March 31, 2004 was $1,216,000 compared to a loss from operations of $357,000 for the nine months ended March 31, 2003, an increase of $859,000.

Interest income declined from $74,000 for the nine months ended March 31, 2003 to $32,000 for the nine months ended March 31, 2004. The $42,000 or 57% decline is the result of lower interest rates and lower balances in investment accounts.

The loss before taxes, for the nine months ended March 31, 2004 was $1,184,000 compared to a loss before taxes of $284,000 for the nine months ending March 31, 2003, an increase of $900,000.

Income tax benefit for the nine months ended March 31, 2004 was $450,000 as compared to income tax benefit of $106,000 for the nine months ended March 31, 2003, a increase of $344,000.

Lower sales were the primary cause of the March 31, 2004 net loss of $734,000 compared to a net loss of $178,000 for the nine months ended March 31, 2003, an increase of $556,000.

Nine month basic and diluted loss per share at March 31, 2004 was ($0.42) compared to basic and diluted loss per share of ($0.09) for the same nine months of the prior year.

Kreisler’s backlog as of March 31, 2004 is $13.2 million as compared to $14.4 million at June 30, 2003. Commercial aircraft, military aircraft and industrial gas turbine products represent 21%, 75% and 4%, respectively, of Kreisler’s backlog as of March 31, 2004. Kreisler’s backlog is affected by reduced purchase order duration, changing schedules and order terminations. Kreisler has pending customer purchase order terminations of approximately $400,000 related to industrial gas turbine programs. $1.1 million in commercial aircraft engine orders are under discussion with a customer for possible termination. These terminated orders are due to declines in market demand. Terminated orders are excluded from the backlog. An estimated $300,000 in costs from terminated orders is expected to be received from a customer in the fourth quarter. The remaining terminated purchase orders are expected to be resolved by the first quarter of 2005 fiscal year.

Capital Resources

Cash and cash equivalents decreased from $4,650,000 at June 30, 2003 to $3,398,000 at March 31, 2004. The decrease of $1,252,000 or 27% is primarily the result of cash being used to fund operating activities, offset by the receipt of a Federal Income Tax refund of $521,000. Accounts receivable increased $112,000 since June 30, 2003 due to higher revenue for the quarter ended March 31, 2004. Stockholder equity on basic shares at March 31, 2004 was $5.19 per share in book value compared to $5.61 on June 30, 2003, a decrease of $0.42 or 7%.

Liquidity

At March 31, 2004, the Company had working capital of $8.1 million. The Company believes it has sufficient resources to meet operating requirements through the next twelve months. A significant use of cash has been for inventory. Kreisler is currently in the process of modifying production systems in order to reduce inventories.

Critical Accounting Policies

The Company’s critical and significant accounting and reporting policies include the Company’s accounting for environmental remediation and inventory valuation. In particular, the accounting for these areas requires significant judgments to be made by management. Specifically, with regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. With respect to assumptions made in valuing inventory on interim statements, management believes estimating material usage, work in process and finished goods could result in variances in both inventory and operating results when physical inventories are performed at June 30 and December 31. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“CEO/CFO”).

Attached as an exhibit to this Quarterly Report is a certification of the CEO/CFO, which is required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certification, and it should be read in conjunction with the certification for a more complete understanding of the topics presented.

Definition of Disclosure Controls. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. The Disclosure Controls include components of the Company’s internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of the internal control over financial reporting are included within the Disclosure Controls, they are included in the scope of the quarterly controls evaluation.

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO/CFO, does not expect that its Disclosure Controls or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints on financial resources, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; and over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Memorandum of Agreement – United Service Employees Union Local 377, RWSDU

Kreisler’s collective bargaining agreement with United Service Employees Union Local 377, RWSDU expired on December 4, 2003. Prior to the collective bargaining agreement expiration date, the Company and the Union agreed to extend the contract. As of December 31, 2003, the collective bargaining agreement was extended to January 16, 2004 with subsequent extensions to February 20, 2004 and March 9, 2004. The Company and United Services Employees Union Local 377 reached a Memorandum of Agreement for a new collective bargaining agreement on March 3, 2004. The modifications contained in the Memorandum of Agreement are incorporated into the new collective bargaining agreement. The estimated three year cost of the new agreement is $180,000.

Item 6	Exhibits and Reports on Form 8K

(a) Part I – Exhibits

10.7	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWDSU, Affiliated with AFL-CIO dated December 5, 2003.

11	Statement regarding computation of per share earnings.

31	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 13, 2004