Form 10KSB
period 2004-06-30
KREISLER MANUFACTURING CORP
filed 2004-09-28
CIK 56806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-4036

Kreisler Manufacturing Corporation

(Name of small business issuer in its charter)

Delaware	22-1044792
(State or other jurisdiction of incorporation or organization)	I.R.S. employer Identification Number)

180 Van Riper Avenue, Elmwood Park, New Jersey 07407

(Address of principal executive offices) (zip code)

Issuer’s telephone number: 201-791-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.125 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for its most recent fiscal year were $12,295,688.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $4,693,350(1)

The number of shares of Common Stock outstanding as of June 30, 2004 was 1,762,447 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)    ☐  Yes    ☒  No

(1)	The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock multiplied by the last closing price for the Common Stock as quoted on the NASDAQ Small Cap Market on September 14, 2004. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-KSB ANNUAL REPORT

KREISLER MANUFACTURING CORPORATION

PART I

Item 1. Description of Business

Kreisler Manufacturing Corporation is a Delaware business corporation, which was incorporated on December 13, 1968, which succeeded a New Jersey business corporation, which was incorporated in New Jersey in 1940, which succeeded a New York corporation, which was incorporated in 1930. Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the Company) which was incorporated in New Jersey on July 3, 1956 manufactures precision metal components and assemblies at Elmwood Park, New Jersey primarily for use in military and commercial aircraft engines and in industrial gas turbine engines.

Products

The Company manufactures precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. The Company’s products include tube assemblies of multiple sizes and configurations, vane inserts, fuel rings and baffles. Assemblies may be made of various materials, including titanium, inconel, and stainless steel. These high quality engineered manifold assemblies transfer fuel for combustion, oil for lubrication, hydraulic fluid to activate thrust reversers and impingement tubes or baffles to cool vanes in the combustion section of the engine.

Sales of products are made through an in-house sales staff. All products are manufactured to the blueprints and specifications of the particular customer. Orders are received through competitive proposals which are made in response to requests for bids from contractors who supply engines to various branches of the United States Department of Defense or to commercial businesses.

Customers

Three commercial customers and the United States Government accounted for 78% of the consolidated net sales of the Company in the fiscal year ended June 30, 2004.

Competition

The fields in which the Company operates are highly competitive. The Company’s competitors include several enterprises which are substantially larger than the Company and possess greater financial, production and marketing resources, and numerous smaller companies. The Company is not a significant factor in its fields. The principal sources of competition are price, quality and delivery. In today’s market, flexibility, quality, pricing and speed of delivery are required elements. The Company believes that it is competitive on all the above elements.

Sources of Supply

The Company does not have any long-term or fixed requirement agreements with its suppliers.

Materials used in the Company’s products are purchased, as required, from various suppliers. At times, the Company’s customers designate approved vendors. The Company believes adequate sources of supply for material are available, but some raw materials have experienced significant price increases. Additional raw material price increases are anticipated in the next fiscal year.

Production

Fabricated precision metal components or assemblies are manufactured and assembled by the Company to customer drawings and specifications. To meet the exacting requirements of its customers, the Company exercises strict quality control.

Employees

At June 30, 2004, the Company employed approximately 102 persons, of whom 8 are part-time employees. Approximately 57 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2006.

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

Compliance with Environmental Laws

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $602,000 (present value using a discount rate of 6.16%), most of which is to be incurred over the next two years. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

Item 2. Description of Property

The Company’s corporate office and industrial plant is located in Elmwood Park, New Jersey and consists of 52,000 square feet of leased space. The facility is approximately 50 years old and the average age of the equipment is 15 years. The lease expires September 30, 2006. At June 30, 2004, the remaining balance on the lease was $539,496.

During fiscal year 2004, capital expenditures totaled $203,568. Management believes that the Company’s present industrial plant facilities are suitable for the Company’s current and near term operations and are adequately covered by insurance.

Prior to July 1, 2004, the Company’s principal corporate office was located in St. Petersburg, Florida. The Company intends to vacate this office as of October 1, 2004 and relocate the corporate office to Elmwood Park, New Jersey.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the NASDAQ Small Cap Market under the symbol “KRSL.” The following table sets forth the high and low per share sales prices for the Common Stock on the NASDAQ Small Cap Market for each quarter in the two-year period ended June 30, 2004.

	Fiscal Year 2004		Fiscal Year 2003
Quarter	High	Low	High	Low
First Quarter - September 30	5.99	4.71	8.84	5.12
Second Quarter - December 31	5.49	4.80	6.94	5.00
Third Quarter - March 31	6.48	4.92	6.01	4.70
Fourth Quarter - June 30	7.85	4.95	5.90	4.75

The Company has not paid any dividends during the last two fiscal years. The holders of the Company’s Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefore. It is the Company’s current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 2004, the company had approximately 120 stockholders of record.

The following table reflects information for the company’s equity compensation plan as of June 30, 2004.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	105,501	$1.93	124,000
Equity compensation plans not approved by security holders	—	—	—

Total	105,501	$1.93	124,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

The Company markets its products to the commercial aircraft engine, military aircraft engine and industrial gas turbine industries. The Company’s sales and profitability have been materially and adversely impacted by the economic downturn in the commercial aviation and industrial gas turbine markets and the highly price competitive nature of its markets. The Company cannot predict when either market may improve.

The Company is pursuing new programs to offset the sales decline and is taking actions to lower costs. During March 2004, the Company reduced expenses with an annualized savings of $400,000 by reducing personnel and eliminating certain non-essential expenses. The impact of this reduction began to take effect during the quarter ended June 30, 2004. Management’s goal is to improve cost controls, productivity, and inventory turnover. The Company will continue to identify other cost reduction opportunities while maintaining the resources needed to support our customers.

Results of Operations - 2004 Compared to 2003

Sales decreased $208,000 or 2% to $12,296,000 for the year ended June 30, 2004 compared with $12,504,000 for the year ended June 30, 2003. The Company’s sales and sales changes by industry segment are as follows:

	Sales				Percent of Sales
Industry Segment	2004	2003	$ Change	% Change	2004	2003
Commercial	$5,164,320	$7,502,400	$(2,338,080)	(31)%	42%	60%
Military	6,111,112	2,875,920	3,235,192	112%	50%	23%
Industrial Gas Turbine	1,020,568	2,125,680	(1,105,112)	(52)%	8%	17%

Total	$12,296,000	$12,504,000	$(208,000)	(2)%	100%	100%

The Company’s sales for the year ended June 30, 2004 were negatively impacted by a reduction in market demand for commercial aero-engines for which the Company is a supplier of components. The Company’s commercial aero-engine sales declined $2,338,000 or 31% compared to the year ended June 30, 2003. Increased or new demand for commercial engine programs such as the AE3007, CF-34 and PW6000 were offset by declines in historically higher demand components for the PW4000 engine and CRJ700 airframe.

For the year ended June 30, 2004, the Company experienced a decline of $1,105,000 or 52% in sales of products to the industrial gas turbine industry as a result of reduced demand for the 501 heavy industrial gas turbine. A portion of this decline was offset by increased requirements of $226,000 from a customer and the sale of $64,000 in terminated materials to a customer.

Partially offsetting the decline in sales of products to the commercial aircraft and industrial gas turbine markets was an increase in sales of components used in military engine applications totaling $3,235,000 or 112% for the year ended June 30, 2004. The increase is primarily attributable to the ramp up of product deliveries for the F119 engine program (used on the F-22 Raptor) and product deliveries related to the development of the F135 engine (used on F-35 Joint Strike Fighter). For the year ended June 30, 2004, development programs resulted in $195,000 of non-recurring engineering and tooling charges paid to the Company, an increase of $172,000 compared to June 30, 2004. These programs offset the decline in spare parts sales to the U.S. Government and to a customer performing TF-39 overhaul and repair work for the U.S. Government.

Cost of goods sold was $12,723,000 for the year ended June 30, 2004 compared to $13,057,000 for the year ended June 30, 2003, a decrease of $334,000 or 3%. Increases in tooling for new programs, utility costs, costs for a supplemental employment agreement and information technology outsourcing fees, offset by decreases in employee costs, environmental legal fees, supplies, travel costs and shipping resulted in an overall reduction of $95,300. Material usage declined $204,000 for the period due to lower sales and purchased material content. Depreciation expenses declined $95,000. Environmental management expenses were higher by $157,000 due to the receipt of an environmental insurance settlement for the year ended June 30, 2003.

Selling, general and administrative expenses decreased $86,000 or 11%, primarily as a result of decreased sales commissions, consulting fees, directors’ fees and interest expense associated with the environmental remediation agreement, offset by increases in salary, legal, and audit fees.

The loss from operations for the year ended June 30, 2004 of $1,107,000 was $106,000 or 9% lower than the loss from operations as of June 30, 2003 of $1,213,000.

Interest income declined from $103,000 for the year ended June 30, 2003 to $50,000 for the year ended June 30, 2004. The $53,000 or 51% decline is the result of lower interest rates and lower balances in investment accounts.

The loss before taxes for 2004 was $1,057,000 compared to loss before income taxes in 2003 of $1,111,000.

Income tax benefit for the year ended June 30, 2004 was $399,000 or 38% of loss before taxes. With the carryback of net operating loss the company will recover $437,000 in federal income tax.

Current backlog as of June 30, 2004 is approximately $12.3 million compared to $14.4 million at the same time in the prior year. The backlog decreased $2.1 million or 15%. Backlogs are subject to change with reduced purchase order duration and terminations. Kreisler has pending customer purchase order terminations of approximately $313,000 related to an industrial gas turbine program. This amount is expected to be collected by December 31, 2004. An additional $1.1 million in PW4000 commercial aircraft engine orders are under discussion with a customer for possible termination due to declines in market demand. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Capital Resources and Liquidity

Cash and cash equivalents decreased from $4,650,000 at June 30, 2003 to $3,367,000 at June 30, 2004. The decrease of $1,283,000 or 38% is primarily the result of cash being used to fund operating activities, offset by the receipt of a federal income tax refund of $521,000. Accounts receivable increased $734,000 compared to June 30, 2003 due to increased sales at the end of the fiscal year. Working capital was approximately $8,461,000. The Company believes it has sufficient resources to meet operating requirements through the next 12 (twelve) months. Adequate liquidity is available to cover anticipated capital expenditures of $200,000 for the year ending June 30, 2005. Capital expenditures for 2004 were $203,600.

Stockholder’s equity on basic shares was $5.23 per share as of June 30, 2004 compared to $5.61 as of June 30, 2003. This change represents a decrease of $0.38 or 7% in book value.

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

Inventory valuation for the periods ending December 31 and June 30 is based on actual physical counts. For the periods ending September 30 and March 31 inventory is based on internal perpetual records. For the two quarters for which an inventory is not taken, raw materials, work in process and finished goods are adjusted to the same percentage of total inventory as existed at the time of the most recent physical inventory. Any substantial variance in the three components for the interim periods, as compared to the actual physical inventory at that time, could significantly increase or decrease profits because direct labor and overhead amounts are only adjusted when physical inventories are taken on June 30 and December 31. As of June 30, 2004, the physical inventory material valuation is $34,300 lower than the perpetual inventory material valuation. The Company attributes a portion of this amount to the difference between the estimated material scrap rate calculated for the perpetual inventory material valuation and the actual material scrap rate.

Refer to Note A in the “Notes to Consolidated Financial Statements” included in Item 7 Financial Statements for details regarding all of the Company’s critical and significant accounting policies.

Compliance with Environmental Laws

Early in fiscal year 2000, the Company became aware of historical releases of hazardous substances at the facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey (hereinafter the “Facility”). Based on the results of tests conducted at the Facility, the company discovered that both the soil and groundwater at the Facility, and possibly offsite, were contaminated with tetrachloroethylene (“PCE”). While the Company cannot be certain about the source of this condition, the Company used PCE for degreasing and other similar purposes from about 1959, when it commenced operation at the Facility, until approximately 1985, when it replaced PCE with another cleaning solution.

Promptly after learning of this condition, the Company notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of Pleasant Hill Consultants and The Whitman Companies to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1.

The site characterization was completed and an agreement was signed with Resource Control Corporation for the remediation of the site. The remaining cost for remediation is $602,000, most of which will be incurred by the Company over the next two years (see note J).

The Company notified its liability insurance carriers that issued liability policies to the Company during the period from 1959 to 1985 and has received a total of $2.9 million from four insurance carriers. The Company does not anticipate any further recoveries.

The Company believes, based upon the facts as currently known, that its liability policies will cover substantially all of the remediation expenses and other liabilities associated with the releases.

Item 7. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Auditor’s Report are incorporated herein:

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

June 30, 2004 and 2003

	2004	2003
Assets

Cash and cash equivalents	$3,367,494	$4,650,187
Accounts receivable - trade (net)	2,563,526	1,829,957
Inventories	2,491,713	2,455,508
Income tax receivable	437,422	735,722
Deferred tax asset, current	173,500	297,500
Split dollar life insurance receivable	235,450	—
Other current assets	180,849	335,932

Total Current Assets	9,449,954	10,304,806

Split dollar life insurance receivable	—	235,450
Property, plant, and equipment, at cost less accumulated depreciation of $4,297,653 for 2004 and $3,982,068 for 2003	941,400	1,053,417
Deferred tax asset, non-current	264,900	214,800

Total Non-current Assets	1,206,300	1,503,667

	$10,656,254	$11,808,473

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable - trade	$528,099	$519,788
Accrued expenses	302,565	378,212
Accrued environmental cost	158,574	517,793

Total Current Liabilities	989,238	1,415,793

Accrued environmental cost	443,369	510,785

Stockholders’ Equity
Common stock, $.125 par value; 3,000,000 shares authorized; 1,762,447 shares issued and outstanding	220,306	220,306
Additional paid-in capital	367,792	367,792
Retained earnings	8,635,549	9,293,797

Total Stockholders’ Equity	9,223,647	9,881,895

	$10,656,254	$11,808,473

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

Three years ended June 30, 2004

	2004	2003	2002
Revenues	$12,295,688	$12,504,049	$18,299,766

Cost of goods sold	12,722,800	13,057,363	15,974,013
Selling, general, and administrative expenses	679,726	765,467	791,320
Net gain on environmental remediation	—	(105,376)	(146,567)

	13,402,526	13,717,454	16,618,766

(Loss) income from operations	(1,106,838)	(1,213,405)	1,681,000

Interest and other earnings	49,990	102,603	164,337

(Loss) income before income taxes	(1,056,848)	(1,110,802)	1,845,337

Income tax benefit (expense)	398,600	445,400	(774,800)

Net (Loss) Income	$(658,248)	$(665,402)	$1,070,537

Earnings per share:
Net (loss) income - basic shares	$(0.37)	$(0.36)	$0.54
Net (loss) income - diluted shares	$(0.37)	$(0.36)	$0.53

Consolidated Statements of Changes in Stockholders’ Equity

Three years ended June 30, 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance June 30, 2001	$245,757	$1,621,366	$8,888,662	$10,755,785
Exercised stock options	3,313	29,813	—	33,126
Net income	—	—	1,070,537	1,070,537

Balance June 30, 2002	249,070	1,651,179	9,959,199	11,859,448
Purchased and retired stock	(28,764)	(1,283,387)	—	(1,312,151)
Net loss	—	—	(665,402)	(665,402)

Balance June 30, 2003	220,306	367,792	9,293,797	9,881,895
Net loss	—	—	(658,248)	(658,248)

Balance June 30, 2004	$220,306	$367,792	$8,635,549	$9,223,647

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three Years Ended June 30, 2004

	2004	2003	2002
Cash Flows From Operating Activities
Net (loss) income	$(658,248)	$(665,402)	$1,070,537

Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	315,585	410,331	403,994
Decrease (increase) in operating assets:
Accounts receivable - trade	(733,569)	567,585	1,924,402
Insurance recovery	—	243,000	(243,000)
Inventories	(36,205)	168,308	103,099
Income tax receivable	298,300	(490,822)	(244,900)
Deferred tax asset	73,900	32,700	281,200
Other current assets	155,083	(117,490)	(176,313)
Increase (decrease) in operating liabilities:
Accounts payable - trade	8,311	310,118	(451,795)
Accrued expenses	(75,647)	(446,164)	(326,088)
Accrued environmental cost	(426,635)	(314,455)	(473,967)

Net Cash (Used) Provided By Operating Activities	(1,079,125)	(302,291)	1,867,169

Cash Flows From Investing Activities
Purchase of property, plant, and equipment	(203,568)	(100,593)	(588,951)

Net Cash Used by Investing Activities	(203,568)	(100,593)	(588,951)

Cash Flows From Financing Activities
Exercised stock options	—	—	33,126
Purchase of Company stock	—	(1,312,151)	—

Net Cash (Used) Provided by Financing Activities	—	(1,312,151)	33,126

(Decrease) increase in cash and cash equivalents	(1,282,693)	(1,715,035)	1,311,344

Cash and cash equivalents at beginning of year	4,650,187	6,365,222	5,053,878

Cash and cash equivalents at end of year	$3,367,494	$4,650,187	$6,365,222

Income Taxes Paid	$—	$245,269	$845,909

See the accompanying notes.

Notes to the Consolidated Financial Statements

A. Operations and Summary of Significant Accounting Policies

Operations

Kreisler Manufacturing Corporation and its wholly-owned subsidiary, Kreisler Industrial Corporation (collectively the “Company”), manufactures precision metal components and assemblies at a facility located in Elmwood Park, New Jersey primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. These products include tube assemblies of multiple sizes and configuration, vane inserts, fuel rings and baffles.

Principles of Consolidation

The consolidated financial statements include the accounts of Kreisler Manufacturing Corporation and its subsidiaries, all of which are wholly owned. Intercompany transactions and accounts have been eliminated.

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured.

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable - Trade

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

Accounts receivable – trade are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable- trade.

Accounts receivable – trade is net of an allowance for estimated uncollectible accounts of $10,000 for 2004 and 2003.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs, which do not improve efficiency or extend the useful life, are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Resulting gains or losses are reflected in earnings. Depreciation is computed using accelerated methods over the estimated useful lives of three to ten years for machinery and equipment, while the straight line method is used over the term of leases for building improvements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of the cost of the asset based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, which provides companies an alternative to accounting for stock-based compensation as prescribed under APB Opinion No. 25 (APB 25).

SFAS No. 123 encourages but does not require companies to recognize compensation expense for stock-based awards based on their fair market value at the date of grant. SFAS No. 123 allows companies to continue to follow existing accounting rules (intrinsic value method under APB 25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The required disclosures were amended in December 2002 with the issuance of SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. The Company has adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, but will continue to account for stock-based compensation under APB 25.

At June 30, 2004, the Company has a stock-based compensation plan which is more fully described in Note G. No stock-based employee compensation cost is reflected in the net (loss) income for years ended June 30, 2004, 2003, and 2002. The following table illustrates the effect on the net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2004	2003	2002
Net (loss) income, as reported	$(658,248)	$(665,402)	$1,070,537
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,000)	(16,000)	(22,600)

Pro forma net (loss) income	$(674,248)	$(681,402)	$1,047,937

Basic – as reported	(.37)	(.36)	.54
Basic – pro forma	(.38)	(.39)	.53
Diluted – as reported	(.37)	(.36)	.53
Diluted – pro forma	(.38)	(.39)	.52

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis which is not materially different from a first-in, first-out basis.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the establishment of a deferred tax asset or liability for the recognition of the tax effect of future deductible or taxable amounts, operating loss, or tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the deferred assets and liabilities during the year. Future tax benefits, such as net operating loss carryforwards, are recognized and reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

Earnings Per Share

During 1998, the Company adopted SFAS No. 128, Earnings Per Share which requires disclosure of basic and diluted earnings per share. Under SFAS No. 128, basic earnings per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and other potentially dilutive securities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts in prior years’ financial statements have been reclassified to conform with the 2004 presentation.

B. Concentration of Credit Risk

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances approximated $1,978,648 and $2,363,279, at 2004 and 2003 respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

C. Inventories

Inventories consist of the following at June 30:

	2004	2003
Raw materials	$1,393,224	$1,367,918
Work in process	731,511	724,893
Finished Goods	366,978	362,697

	$2,491,713	$2,455,508

D. Property, Plant, and Equipment

Property, plant, and equipment consists of the following at June 30:

	2004	2003
Building improvements	$225,806	$225,806
Machinery and equipment	5,013,247	4,809,679

	5,239,053	5,035,485
Less accumulated depreciation	(4,297,653)	(3,982,068)

	$941,400	$1,053,417

Depreciation expense was $315,585, $410,331, and $403,994 for 2004, 2003, and 2002, respectively.

E. Split Dollar Life Insurance Receivable

Split dollar life insurance receivable represents annual life insurance premiums paid on behalf of an executive of the Company through March 31, 2002 and is non-interest bearing. Premiums paid by the Company on behalf of the insured executive subsequent to March 31, 2002 were included as additional compensation to the insured in the year paid.

Due to the June 2004 death of the insured executive officer, the Company expects to collect $235,450 from death benefit proceeds under the life insurance contract. The Company believes the cash value of the policy approximates the receivable.

F. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income tax (benefit) expense from operations were as follows for the year ended June 30:

	2004	2003	2002
Federal Income Taxes
Current	$(472,500)	(478,100)	$454,400
Deferred	93,000	73,400	254,300
State Income Taxes
Current	—	—	39,200
Deferred	(19,100)	(40,700)	26,900

Income Tax (Benefit) Expense	$(398,600)	(445,400)	$774,800

The actual income tax (benefit) expense attributable to (loss) earnings for the years ended June 30 differed from the amounts computed by applying the statutory tax rates to pretax income as a result of the following:

	2004	2003	2002
Computed expected tax (benefit) expense	$(359,300)	$(377,400)	$722,700
State income tax expense net of federal income tax reduction	(37,000)	(36,100)	45,000
Non-deductible expenses	2,000	2,100	7,100
Other	(4,300)	(34,000)	—

Income Tax (Benefit) Expense	$(398,600)	(445,400)	$774,800

Nondeductible expenses relate primarily to meals and entertainment that are not deductible for income tax purposes.

The deferred tax asset in the accompanying consolidated balance sheets includes the following components as of June 30:

	2004	2003
Current Deferred Tax Asset
Accrued environmental cost	$84,600	$194,200
Other	88,900	103,300

	$173,500	$297,500

Non-Current Deferred Tax Asset
Accrued environmental cost	$141,200	$191,500
Other	123,700	23,300

	$264,900	$214,800

The deferred income tax consequences have been computed based on the currently enacted income tax rates expected to apply as temporary differences reverse. Management has not accrued a valuation allowance, as they believe it is more likely than not that the benefit will be fully realized.

At June 30, 2004, the Company has a federal net operating loss carryforward of $216,000, a State of Florida net operating loss carryforward of $300,791 and a State of New Jersey net operating loss carryforward of $1,430,772. The loss carryforwards expire between 2010 and 2024.

Income tax receivable is comprised of the following amounts at June 30:

	2004	2003
Federal income tax receivable	$437,422	$695,646
State income tax receivable	—	40,076

Total	$437,422	$735,722

G. Stock Option Plan

The Company’s Stock Option Plan (Plan) was approved by the shareholders of the Company in November 1997, effective August 5, 1997. A maximum of 280,000 shares of the Company’s common stock may be issued under the Plan. The maximum term of the stock options granted is ten years and optionees vest in the options over a three-year period. In the event of a change of control, as defined in the Plan, optionees become fully vested in their unexercised options.

The purpose of the Plan is to provide additional incentives to officers, other key employees, directors of, and important consultants to the Company by encouraging them to invest in shares of the Company’s common stock and, thereby, acquire a proprietary interest in the Company and an increased personal interest in the Company’s continued success and progress.

Options under the Plan may be options which qualify under Section 422 of the Internal Revenue Code (Incentive Stock Options) or options which do not qualify under Section 422 (Nonqualified Options).

On August 5, 1997, Incentive Stock Options and Nonqualified Options (1997 options) to purchase 20,000 and 112,000 shares, respectively, at a price of $1.25 per share were granted. The quoted market price of the Company’s stock at that time was $1.46 per share. The term of the granted options was ten years. On October 19, 1998, the Company granted Nonqualified Options (1998 options) to purchase 8,000 shares at a price of $5.50 per share. The quoted market price of the Company stock at that time was $5.50 per share. The term of the granted options was ten years. On April 17, 2001, the Company granted Nonqualified Options (2001 options) to purchase 16,000 shares at a price of $5.50 per share. The 2001 options expired in the current year due to resignations of the two board members to which those options were granted. The quoted market price of the Company stock at that time was $6.00 per share. The term of the granted options was ten years. Additionally, on December 23, 2003, the Company granted Nonqualified Options (2004 options) to purchase 16,000 shares at a price of $5.00 per share. The quoted market price of the Company stock at that time was also $5.00 per share. The term of the granted options is ten years. The following table summarizes option activity.

	2004		2003		2002
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Stock Option Activity
Outstanding, beginning of period	105,501	$2.00	105,501	$2.00	132,001	$1.85
Granted	16,000	5.00	—	—	—	—
Exercised	—	—	—	—	(26,500)	1.25
Expired or surrendered	(16,000)	5.50	—	—	—	—
Outstanding, end of period	105,501	$1.93	105,501	$2.00	105,501	$2.00
Exercisable, end of period	89,501	$1.38	100,167	$1.81	94,834	$1.61

The weighted average life of the options is four years. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Fiscal Year Option Granted
	2004	2001	1998	1997
Fair value per option	$5.00	$4.80	$4.10	$.67
Assumptions:
Annualized dividend yield	0%	0%	0%	0%
Expected volatility	27.17%	105.49%	96.23%	32.18%
Risk free interest rate	3.22%	4.87%	4.06%	6.13%
Expected option terms (in years)	5	5	5	5

H. Earnings Per Share

	2004	2003	2002
Basic EPS:
Net (Loss) Income	$(658,248)	(665,402)	$1,070,537
Basic Shares	1,762,447	1,846,697	1,978,729
Per Share	(.37)	(.36)	.54

Diluted EPS:
Net (Loss) Income	(658,248)	(665,402)	1,070,537
Effect of options	68,596	68,485	60,201
Diluted shares	1,831,043	1,915,181	2,038,930
Anti-dilutive options	(68,596)	(68,484)	(18,667)
Per Share	(.37)	(.36)	.53

I. Significant Customers

In 2002, 2003 and 2004, a substantial portion of the Company’s sales were to three industrial customers and the U.S. Government. Military sales include the sales of components with military applications both to the U.S. Government and to industrial customers. Sales to, and accounts receivable from, these customers for the past three years were as follows:

	U.S. Government		Industrial Customers
	Sales	A/R	Sales	A/R
2004	$1,631,427	397,973	$7,985,789	$1,550,654
2003	2,859,052	417,909	7,614,277	1,029,095
2002	1,994,189	541,990	11,416,362	1,225,753

J. Commitments and Contingencies

Leases

The Company conducts its operations from leased facilities, which include a manufacturing plant and office. The manufacturing plant lease expires in September 2006. Total rental expense for 2004, 2003, and 2002 amounted to $245,862, $239,470, and $207,997, respectively. A schedule of the Company’s minimum non-cancelable rental commitments as of June 30, 2004 follows:

Year Ending June 30,
2005	$234,000
2006	243,747
2007	61,749

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

These statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where substances that are classified as hazardous are or were produced or handled. The Company generally provides for the disposal or processing of such substances through licensed, independent contractors.

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $602,000 (present value using a discount rate of 6.16%), most of which is to be incurred by the Company over the next two years. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

At June 30, 2004, estimated remediation payments are as follows:

Year Ending June 30,
2005	$169,000
2006	479,000
Thereafter	22,000

670,000
Unamortized discount	(68,000)

$602,000

The Company notified its liability insurance carriers which issued liability policies to the Company during the period 1959 to 1985. In 2001, the Company reached a settlement with one of its insurance carriers in the amount of $2,500,000. The recorded amounts for the year ended June 30, 2001 were as follows:

Accrued estimated environmental cost (including $78,000 of discount amortization)	$2,070,000
Insurance recovery	(2,500,000)

Net gain	$(430,000)

For the year ended June 30, 2002, the Company reached an additional settlement with two of its insurance carriers in the amount of $243,000. The recorded amounts were as follows:

Environmental management costs	$96,433
Insurance recovery	(243,000)

Net gain	$(146,567)

For the year ended June 30, 2003, the Company reached an additional settlement with one of its insurance carriers in the amount of $160,000. The recorded amounts were as follows:

Environmental management costs	$54,624
Insurance recovery	(160,000)

Net gain	$(105,376)

For the year ended June 30, 2004, the Company incurred environmental management costs of $51,259. This amount is included in cost of goods sold. The Company did not receive any insurance proceeds for the year ended June 30, 2004.

K. Related Party Transactions

Consulting fees paid to one of the Company’s board members during 2004, 2003, and 2002 approximated $0, $66,500, and $91,000, respectively.

L. Current Liabilities in Excess of 5%

Liabilities other than trade payables that exceed 5% of current liabilities include payroll and vacation accruals of approximately $293,000 and $299,000 at June 30, 2004 and 2003, respectively.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kreisler Manufacturing Corporation

We have audited the accompanying consolidated balance sheets of Kreisler Manufacturing Corporation (a Delaware corporation) and its subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreisler Manufacturing Corporation and its subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

August 19, 2004

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure and Internal Controls The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-KSB and any changes in internal controls over financial reporting that occurred during the last quarter of its fiscal year. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accordance with SEC requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (“Internal Controls”) to determine whether there have been changes in Internal Controls occurred during the quarter that have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the quarter covered by this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 10. Executive Compensation

Incorporated by reference to the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001. (2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
+	Compensatory plan or arrangement

(b)	Reports on 8-K

No reports on Form 8-K were filed during the last period covered by this report.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: September 24, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Wallace N. Kelly	Director, Chairman of the Board	September 24, 2004
Wallace N. Kelly

/s/ Michael L. Goldberg	Director	September 24, 2004
Michael L. Goldberg

/s/ John W. Poling	Director	September 24, 2004
John W. Poling

EXHIBIT INDEX

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001. (2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2003
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
+	Compensatory plan or arrangement