Form 10QSB
period 2004-09-30
KREISLER MANUFACTURING CORP
filed 2004-11-12
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(201) 791-0700

(Issuer’s telephone number)

5960 Central Avenue, St. Petersburg, Florida 33707

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of September 30, 2004 was 1,762,447 shares.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	First Quarter Ended 09/30/2004	Year Ended 6/30/04
Assets
Cash and cash equivalents	$3,783,362	$3,367,494
Accounts receivable – trade, net: (Allowance $10,000 on September 30, 2004 and June 30, 2004)	2,409,294	2,563,526
Inventories
Raw Materials	1,338,269	1,393,224
Work in Process	693,032	731,511
Finished Goods	358,465	366,978
Income tax receivable	418,814	437,422
Deferred tax asset, current	127,000	173,500
Split dollar life insurance receivable	235,450	235,450
Other current assets	145,793	180,849

Total Current Assets	9,509,479	9,449,954

Property, plant & equip., at cost less accumulated depreciation of $4,365,196 for September 30, 2004 and $4,297,653 for June 30, 2004	873,857	941,400
Deferred tax asset, non-current	260,000	264,900

Total Non-Current Assets	1,133,857	1,206,300

	$10,643,336	$10,656,254

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$595,071	$528,099
Accrued expenses	147,986	302,565
Accrued environmental cost	156,528	158,574

Total Current Liabilities	899,585	989,238

Accrued environmental cost	404,908	443,369

Stockholders’ Equity
Common Stock, $.125 par value - 3,000,000 shares authorized; 1,762,447 shares issued and outstanding	220,306	220,306
Additional paid-in capital	367,792	367,792
Retained earnings	8,750,745	8,635,549

Total Stockholders’ Equity	9,338,843	9,223,647

	$10,643,336	$10,656,254

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended September 30	2004	2003
Revenues	$3,113,923	$2,837,256

Cost of goods sold	2,809,094	2,899,687
Selling, general and administrative expenses	130,740	189,383

	2,939,834	3,089,070

Income (loss) from operations	174,089	(251,814)

Other income:
Interest	11,107	11,033

Income (loss) before income taxes	185,196	(240,781)

Income tax (provision) benefit	(70,000)	89,089

Net income (loss)	$115,196	$(151,692)

Income (loss) per share:
Net income (loss) – basic shares	$0.07	$(.09)
Net income (loss) – diluted shares	$0.06	$(.09)

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended September 30	2004	2003
Cash flows from Operating activities:
Net income (loss)	$115,196	$(151,692)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	67,543	94,900
(Increase) decrease in operating assets:
Accounts receivable – trade	154,232	(175,184)
Inventories	101,947	(218,564)
Income tax receivable	18,608	—
Deferred tax asset	51,400	—
Other current assets	35,056	37,071
Increase (decrease) in operating liabilities:
Accounts payable – trade	66,972	(18,312)
Accrued expenses	(154,579)	(4,771)
Accrued environmental costs	(40,507)	(26,926)

Net cash provided by (used in) operating activities	415,868	(463,478)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(120,588)

Net cash (used in) investing activities	—	(120,588)

Increase (decrease) in cash and cash equivalents	415,868	(584,066)
Cash and cash equivalents at beginning of year	3,367,494	4,650,187
Cash and cash equivalents at September 30	$3,783,362	$4,066,121

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of inter-company transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by SEC Regulation S-B, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report of the Company for the fiscal year ended June 30, 2004.

2. Inventories

Inventory valuation for the quarters ending December 31 and June 30 is based on actual physical counts. For the quarters ending September 30 and March 31 inventory is based on internal perpetual inventory records. For the two quarters for which an inventory is not taken, raw materials, work in process and finished goods are adjusted to the same percentage of total inventory as existed at the time of the most recent physical inventory. Any substantial variance in the three components for the interim periods, as compared to the actual physical inventory at that time, could significantly increase or decrease profits because direct labor and overhead amounts are only adjusted when physical inventories are taken on June 30 and December 31. For an historical perspective, the physical inventory material valuation as of June 30, 2004 was $34,300 lower than the perpetual inventory material valuation. The Company attributed a portion of this amount to the difference between the estimated material scrap rate calculated for the perpetual inventory material valuation and the actual material scrap rate.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $561,000 (present value using a discount rate of 6.16%), most of which is to be incurred by the Company over the next two years. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

PART I

Item 2

Kreisler Manufacturing Corporation and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2004

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

Description of Business

Kreisler Manufacturing Corporation (the “Registrant”) is a Delaware business corporation which was incorporated on December 13, 1968. The Registrant succeeded a New Jersey business corporation, which was incorporated in New Jersey in 1940, and which succeeded a New York corporation which was incorporated in 1930. The Registrant and its wholly-owned subsidiary, Kreisler Industrial Corporation, which was incorporated in New Jersey on July 3, 1956 (collectively the “Company”), manufactures precision metal components and assemblies in Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines. These products primarily include tube and manifold assemblies of multiple sizes and configurations.

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

The Company continues to pursue new programs to maintain and grow sales and is taking actions to lower costs. During the first quarter of FY2005, the Company increased cash on-hand by approximately $416,000 and decreased inventory approximately $100,000 compared to June 30, 2004. The Company will continue to identify growth and cost reduction opportunities while maintaining the resources needed to support our customers.

Results of Operations

2004 Compared to 2003 - Three Months ended September 30, 2004

Sales increased $277,000 or 10% to $3,114,000 for the quarter ended September 30, 2004 compared with $2,837,000 for the quarter ended September 30, 2003. The Company’s sales and sales changes by industry segment are as follows:

	Sales				Percent of Sales
Industry Segment	2005	2004	$ Change	% Change	2005	2004
Commercial	$1,348,000	$1,228,000	$120,000	10%	43%	43%
Military	1,489,000	1,229,000	260,000	21%	48%	43%
Industrial Gas Turbine	277,000	380,000	(103,000)	(27)%	9%	14%
Total	$3,114,000	$2,837,000	$277,000	10%	100%	100%

The Company’s sales of components used in military engine applications during the quarter ended September 30, 2004 increased $260,000 or 21% compared to the quarter ended September 30, 2003. The increase is primarily attributable to the achievement of steady-state production of components used on the F119 engine program (used on the F-22 Raptor). A smaller portion of the growth in military-related sales is due to components used in military missile programs. These programs offset the declines in components required for the development of the F135 engine (used on the F-35 Joint Strike Fighter), in spare part sales to the U.S. Government and to a customer performing fuel manifold overhaul and repair work for the U.S. Government. For the quarter ended September 30, 2004, development programs resulted in non-recurring engineering and tooling charges paid to the Company of $37,000, a decrease of $55,000 compared to the quarter ended September 30, 2003.

The Company’s sales for the quarter ended September 30, 2004 showed improvement in market demand for commercial aero-engines components. The Company’s commercial aero-engine sales increased $120,000 or 10% compared to the quarter ended September 30, 2003. Increased demand for CF34 engine components coupled with the shipment of development components for the GP7000 engine offset declines in demand for AE3007, PW4000, and V2500 engine components.

For the quarter ended September 30, 2004, the Company experienced a decline of $103,000 or 27% in sales of products to the industrial gas turbine industry as compared to the same period in 2003. This decline is predominantly the result of the continued reduction in demand for 501 heavy industrial gas turbine components. A significant portion of this decline was offset by the settlement and payment receipt of $63,000 for terminated materials from a customer.

Cost of Goods Sold

Cost of goods sold was $2,809,000 for the quarter ended September 30, 2004 compared to $2,900,000 for the quarter ended September 30, 2003, a decrease of $91,000 or 3%. Increases in factory supplies, utility costs, miscellaneous taxes & insurance, information technology outsourcing fees, shipping charges, office-related expenses and employee training costs were offset by decreases in employee-related costs and benefits, tooling costs and miscellaneous accruals. This resulted in an overall reduction in cost of goods sold of $218,000. Workers compensation expense declined $28,000 due to an insurance premium refund of $35,000. Material usage increased $319,000 for the period due to higher sales and increased purchased material content. Depreciation expenses declined $27,000. Revenue sharing expenses attributable to the Roll-Royce AE3007 program declined $51,000 due to the completion of the Company’s involvement in that program.

The Company’s vacation accrual of $71,000 was $105,000 lower compared to September 30, 2003 due to the heavy vacation usage by employees in July, August and September 2004. This amount is included as part of the $218,000 reduction referred to in the preceding paragraph. The vacation accrual amount is expected to increase for the remainder of the fiscal year as employees accrue vacation time at a faster rate than used.

Miscellaneous accruals for the quarter ended September 30, 2004 decreased $89,000 compared to the quarter ended September 30, 2003. Of this reduction, $50,000 was attributable to a Supplemental Compensation Agreement with Wallace N. Kelly, a consultant to the Company and Chairman of the Company’s Board of Directors. Payment under the Supplemental Compensation Agreement totaled $110,000 and was paid in February 2004. The remaining $39,000 reduction in miscellaneous accruals was for forecasted accruals. The reduction in miscellaneous accruals will total an additional $89,000 for the quarter ending December 31, 2004 as compared to the period ended December 31, 2003.

Selling, General and Administrative

Selling, general and administrative expenses decreased $59,000 or 31%, primarily as a result of decreased sales commissions, salaries, legal fees, and interest expense associated with the environmental remediation agreement, offset by increases in audit fees.

The income from operations for the quarter ended September 30, 2004 of $174,000 was $426,000 higher than the loss from operations as of September 30, 2003 of $252,000.

Interest income of $11,000 for the quarter ended September 30, 2004 was unchanged compared to the quarter ended September 30, 2003.

The earnings before taxes for the quarter ended September 30, 2004 was $185,000 compared to the loss before income taxes for the same period in 2003 of $241,000.

Income tax expense for the quarter ended September 30, 2004 totaled approximately $70,000 compared to an income tax benefit of $89,000 for the same period in 2003.

Current backlog as of September 30, 2004 is approximately $12.3 million compared to $14.0 million for the same period in the prior year. The backlog decreased $1.7 million or 12%. Backlog as of June 30, 2004 was $12.3 million. Backlogs are subject to change with reduced purchase order duration and terminations. As of September 30, 2004, Kreisler has pending customer purchase order terminations of approximately $250,000 related to an industrial gas turbine program. This amount is expected to be collected by December 31, 2004. An additional $1.1 million in PW4000 commercial aircraft engine orders are under discussion with a customer for possible termination due to declines in market demand for the components. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Capital Resources and Liquidity

Cash and cash equivalents increased $416,000 or 12% from $3,367,000 at June 30, 2004 to $3,783,000 at September 30, 2004. The Company expects additional cash inflows of $250,000 related to customer order terminations, $235,000 representing a receivable for split-dollar life insurance premiums paid on behalf of a deceased executive of the Company, and a FY2004 income tax refund of $419,000. Accounts receivable decreased $154,000 compared to June 30, 2004 due to lower quarterly sales. Working capital was approximately $8,610,000 at September 30, 2004. The Company believes it has sufficient resources to meet operating requirements through the next 12 (twelve) months. Adequate liquidity is available to cover anticipated capital expenditures of $200,000 for the year ending June 30, 2005. There were no capital expenditures during the quarter ended September 30, 2004.

Stockholder’s equity on basic shares was $5.30 per share as of September 30, 2004 compared to $5.23 as of June 30, 2004. This change represents an increase of $0.07 or 1% in book value.

Critical Accounting Policies

The Company’s critical accounting and reporting policies include the Company’s accounting for environmental remediation and inventory valuation. In particular, the accounting for these areas requires significant judgments to be made by management. Specifically, with regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. For the periods ending September 30 and March 31 inventory is based on internal perpetual inventory records as opposed to the physical inventories taken December 31 and June 30. Any substantial variance in the interim periods, as compared to the actual physical inventory, could significantly increase or decrease profits on June 30 and December 31.

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

Accounts receivable - trade is stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable- trade.

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

Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and internal controls, and their associated procedures, over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take corrective action, if its reviews identify a need for such modifications or actions.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls and procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits

(a)	Part I – Exhibits

11	Statement regarding computation of per share earnings

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: November 12, 2004