Form 10QSB
period 2004-12-31
KREISLER MANUFACTURING CORP
filed 2005-02-10
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of February 5, 2005 was 1,762,447 shares.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	Second Quarter Ended 12/31/2004	Year Ended 6/30/04
Assets
Cash and cash equivalents	$4,511,470	$3,367,494
Accounts receivable - trade, net: (Allowance $10,000 on December 31, 2004 and June 30, 2004)	2,092,104	2,563,526
Inventories
Raw Materials	1,353,412	1,393,224
Work in Process	616,039	731,511
Finished Goods	287,341	366,978
Income tax receivable	—	437,422
Deferred tax asset, current	127,000	173,500
Split dollar life insurance receivable	—	235,450
Other current assets	141,509	180,849

Total Current Assets	9,128,875	9,449,954
Property, plant & equip., at cost less accumulated depreciation of $4,439,804 for December 31, 2004 and $4,297,653 for June 30, 2004	888,443	941,400
Deferred tax asset, non-current	344,000	264,900

Total Non-Current Assets	1,232,443	1,206,300

	$10,361,318	$10,656,254

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$561,301	$528,099
Accrued expenses	81,195	302,565
Accrued environmental cost	154,799	158,574

Total Current Liabilities	797,295	989,238

Accrued environmental cost	366,893	443,369

Stockholders’ Equity
Common Stock, $.125 par value - 3,000,000 shares authorized; 1,762,447 shares issued and outstanding	220,306	220,306
Additional paid-in capital	367,792	367,792
Retained earnings	8,609,032	8,635,549

Total Stockholders’ Equity	9,197,130	9,223,647

	$10,361,318	$10,656,254

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended December 31,	2004	2003
Revenues	$3,237,765	$2,815,241

Cost of goods sold	3,376,471	3,195,103
Selling, general and administrative expenses	108,744	204,066

	3,485,215	3,399,169

Loss from operations	(247,450)	(583,928)
Other income:
Interest	21,737	14,633

Loss before income taxes	(225,713)	(569,295)
Income tax benefit	84,000	210,639

Net loss	$(141,713)	$(358,656)

Loss per share:
Net loss - basic shares	$(0.08)	$(.20)
Net loss - diluted shares	$(0.08)	$(.20)

Six Months Ended December 31,	2004	2003
Revenues	$6,351,688	$5,652,497

Cost of goods sold	6,185,565	6,094,791
Selling, general and administrative expenses	239,484	393,449

	6,425,049	6,488,240

Loss from operations	(73,361)	(835,743)
Other income:
Interest	32,844	25,667

Loss before income taxes	(40,517)	(810,076)
Income tax benefit	14,000	299,728

Net loss	$(26,517)	$(510,348)

Loss per share:
Net loss - basic shares	$(0.02)	$(.29)
Net loss - diluted shares	$(0.02)	$(.29)

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended December 31	2004	2003
Cash flows from Operating activities:
Net loss	$(26,517)	$(510,348)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	142,151	189,800
(Increase) decrease in operating assets:
Accounts receivable – trade	471,422	364,032
Inventories	234,921	(197,178)
Income tax receivable	437,422	—
Deferred tax asset	(32,600)	(21,205)
Split dollar life insurance receivable	235,450	—
Other current assets	39,340	381,993
Increase (decrease) in operating liabilities:
Accounts payable – trade	33,202	(237,827)
Accrued expenses	(221,370)	53,271
Accrued environmental costs	(80,251)	(48,799)

Net cash provided by (used in) operating activities	1,233,170	(26,261)

Cash Flows from Investing Activities:
Purchase of property and equipment	(89,194)	(143,906)

Net cash used in investing activities	(89,194)	(143,906)

Increase (decrease) in cash and cash equivalents	1,143,976	(170,167)
Cash and cash equivalents at beginning of year	3,367,494	4,650,186
Cash and cash equivalents at December 31	$4,511,470	$4,480,019

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

2. Inventories

Inventory valuation for the quarters ending December 31 and June 30 is based on actual physical counts. For the quarters ending September 30 and March 31 inventory is based on internal perpetual inventory records. For the two quarters for which an inventory is not taken, raw materials, work in process and finished goods are adjusted to the same percentage of total inventory as existed at the time of the most recent physical inventory. Any substantial variance in the three components for the interim periods, as compared to the actual physical inventory at that time, could significantly increase or decrease profits because direct labor and overhead amounts are only adjusted when physical inventories are taken on June 30 and December 31. For a historical perspective, the physical inventory material valuation as of December 31, 2004 was $34,500 lower than the perpetual inventory material valuation. The Company attributed a portion of this amount to the difference between the estimated material scrap rate calculated for the perpetual inventory material valuation and the actual material scrap rate.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $522,000 (present value using a discount rate of 6.16%), most of which is to be incurred by the Company over the next two years. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

PART I

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2004

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

The Company markets its products to the commercial aircraft engine, military aircraft engine and industrial gas turbine industries. The demand for components for the F119 military engine program, the GP7000 engine designed for the Airbus A380 and the CF34 engine used on regional jet aircraft has enabled the Company to offset declines in sales for large commercial engines and industrial gas turbines experienced during the last two years. The Company’s growth opportunities are limited by its historical reliance on a single large aero-engine manufacturer. This has had a material and adverse effect on the Company and is exacerbated by the highly price competitive nature of its markets. In addition, the industrial gas turbine market shows little sign of returning to the high growth period of the recent past. The Company will continue to seek profitable growth and cost reduction opportunities while maintaining the resources needed to support its customers.

Results of Operations

2004 Compared to 2003 - Three Months ended December 31

Sales increased $423,000 or 15% to $3,238,000 for the quarter ended December 31, 2004 compared with $2,815,000 for the quarter ended December 31, 2003. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales – Three Months Ended December 31				Percent of Sales
	2004	2003	$ Change	% Change	2004	2003
Commercial	$1,295,000	$969,000	$326,000	34%	40%	35%
Military	1,590,000	1,666,000	(76,000)	(5)%	49%	59%
Industrial Gas Turbine	353,000	180,000	173,000	96%	11%	6%
Total	$3,238,000	$2,815,000	$423,000	15%	100%	100%

The Company’s sales for the quarter ended December 31, 2004 continued to demonstrate significant improvement in market demand for commercial aero-engines components. The Company’s commercial aero-engine sales increased $326,000 or 34% compared to the quarter ended December 31, 2003. Increased demand for CF34 and PW4000 engine components and G5000 business jet airframe components along with the shipment of development components for the GP7000 engine offset declines in component demand for the AE3007 and V2500 engines.

The Company’s sales of components used in military engine applications during the quarter ended December 31, 2004 decreased $76,000 or 5% compared to the quarter ended December 31, 2003. The decrease is primarily attributable to declines in components required for the development of the F135 engine (used on the F-35 Joint Strike Fighter), in spare part sales to the U.S. Government and in demand for F100 engine components (used on the F-15 and F-16 fighter aircraft). These declines were partially offset by increased requirements of components used on the F119 engine program (used on the F/A-22 Raptor). For the quarter ended December 31, 2004, development programs resulted in non-recurring engineering and tooling charges paid to the Company of $42,000, a decline of $47,000 compared to the $89,000 paid during the quarter ended December 31, 2003.

For the quarter ended December 31, 2004, the Company experienced an increase of $173,000 or 96% in sales of products to the industrial gas turbine industry as compared to the same period in 2003. This increase is predominantly the result of the financial settlement of terminated purchase orders from an industrial gas turbine customer totaling $249,000. After adjusting for this termination settlement, the Company’s sales to the industrial gas turbine industry are $104,000 as that market remains weak.

Cost of Goods Sold

Cost of goods sold was $3,376,000 for the quarter ended December 31, 2004 compared to $3,195,000 for the quarter ended December 31, 2003, an increase of $181,000 or 6%. Increases in factory supplies, information technology outsourcing fees, shipping charges and travel-related expenses were offset by decreases in employee-related costs and benefits, tooling costs, utilities and miscellaneous taxes and insurance. The net $79,000 decrease in the cost of goods sold for these items was offset by higher material usage. Material usage increased $423,000 for the period due to higher sales and increased purchased material content. Depreciation expenses declined $20,000. Revenue sharing expenses attributable to the Roll-Royce AE3007 program declined $36,000 due to the completion of the Company’s involvement in that program.

Miscellaneous accruals for the quarter ended December 31, 2004 decreased $89,000 compared to the quarter ended December 31, 2003. Of this reduction, $50,000 was attributable to a Supplemental Compensation Agreement with Wallace N. Kelly, a consultant to the Company and Chairman of the Company’s Board of Directors. Payment under the Supplemental Compensation Agreement totaled $110,000 and was paid in February 2004. The remaining $39,000 reduction in miscellaneous accruals was for forecasted accruals.

Selling, General and Administrative

Selling, general and administrative expenses decreased $95,000 or 47%, primarily as a result of decreased sales commissions, salaries, and interest expense associated with the environmental remediation agreement, offset by an increase in legal fees.

The loss from operations for the quarter ended December 31, 2004 of $247,000 was $337,000 or 58% lower than the loss from operations as of December 31, 2003 of $584,000.

Interest income of $22,000 for the quarter ended December 31, 2004 was $7,000 higher or 47% compared to interest income of $15,000 for the quarter ended December 31, 2003.

The loss before income taxes for the quarter ended December 31, 2004 was $226,000 compared to the loss before income taxes for the same period in 2003 of $569,000.

Income tax benefit for the quarter ended December 31, 2004 of $84,000 was $127,000 or 60% lower compared to the income tax benefit of $211,000 for the same period in 2003.

2004 Compared to 2003 – Six Months ended December 31

Sales increased $700,000 or 12% to $6,352,000 for the six months ended December 31, 2004 compared with $5,652,000 for the six months ended December 31, 2003. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales – Six Months Ended December 31				Percent of Sales
	2004	2003	$ Change	% Change	2004	2003
Commercial	$2,643,000	$2,197,000	$446,000	20%	42%	39%
Military	3,079,000	2,895,000	184,000	6%	48%	51%
Industrial Gas Turbine	630,000	560,000	70,000	13%	10%	10%
Total	$6,352,000	$5,652,000	$700,000	12%	100%	100%

The Company’s sales for the six months ended December 31, 2004 showed improvement in market demand for commercial aero-engines components. The Company’s commercial aero-engine sales increased $446,000 or 20% compared to the six months ended December 31, 2003. Increased demand for CF34 and PW4000 engine components and G5000 business jet components along with the shipment of development components for the GP7000 engine offset declines in component demand for the AE3007 and V2500 engines.

The Company’s sales of components used in military engine applications during the six months ended December 31, 2004 increased $184,000 or 6% compared to the six months ended December 31, 2003. The increase is primarily attributable to the increased production of components used on the F119 engine program. The F119 program’s growth offsets the decline in components required for the development of the F135 and F100 engines and in spare part sales to the U.S. Government. Future F119 engine requirements are uncertain given the objective of its manufacturer to move components currently produced by the Company to manufacturing sites outside the United States as well as Congressional concerns regarding the overall cost of the F/A-22 aircraft. The F/A-22 is the most expensive fighter aircraft ever developed for the U.S. military. As a result of this high cost, forecast production of the F/A-22 aircraft decreased from over 700 aircraft to the current forecast level of 277 aircraft. Consequently, the program remains at risk for further reductions.

For the six months ended December 31, 2004, the Company experienced an increase of $70,000 or 13% in sales of products to the industrial gas turbine industry as compared to the same period in 2003. This increase is the result of the financial settlement of terminated purchase orders from an industrial gas turbine customer totaling $312,000 ($63,000 received in the first quarter of FY2005 and $249,000 received in the second quarter of FY2005). Sales after adjusting for this termination settlement are $318,000 as the market for industrial gas turbine components remains weak.

Cost of Goods Sold

Cost of goods sold was $6,186,000 for the six months ended December 31, 2004 compared to $6,095,000 for the six months ended December 31, 2003, an increase of $91,000 or 1%. Increases in factory supplies, information technology outsourcing fees, shipping charges, and travel-related expenses were offset by decreases in employee-related costs and benefits and tooling costs. The decreases in employee-related costs and benefits is due to a reduction in the total number of employees as well as the elimination of run-out costs associated with a change in the Company’s medical insurance plans. The lower tooling costs are attributable to the transition of development programs to ongoing production. Material usage increased $741,000 for the period due to higher sales and increases in purchased material content. Depreciation expenses declined $48,000. Revenue sharing expenses attributable to the Roll-Royce AE3007 program declined $88,000 due to the completion of the Company’s involvement in that program.

Miscellaneous accruals for the six months ended December 31, 2004 decreased $178,000 compared to the six months ended December 31, 2003. Of this reduction, $100,000 was attributable to a Supplemental Compensation Agreement with Wallace N. Kelly, a consultant to the Company and Chairman of the Company’s Board of Directors. Payment under the Supplemental Compensation Agreement totaled $110,000 and was paid in February 2004. The remaining $78,000 reduction in miscellaneous accruals was for forecasted accruals.

Selling, General and Administrative

Selling, general and administrative expenses decreased $154,000 or 39%, primarily as a result of decreased sales commissions, salaries, and interest expense associated with the environmental remediation agreement, offset by increases in legal and audit fees.

The loss from operations for the six months ended December 31, 2004 of $73,000 was $763,000 less than the loss from operations as of December 31, 2003 of $836,000.

Interest income of $33,000 for the six months ended December 31, 2004 was $7,000 higher or 27% compared to interest income of $26,000 for the six months ended December 31, 2003.

The loss before income tax benefit for the six months ended December 31, 2004 was $41,000 compared to the loss before income taxes for the same period in 2003 of $810,000.

Income tax benefit for the six months ended December 31, 2004 totaled approximately $14,000 compared to an income tax benefit of $300,000 for the same period in 2003.

Current backlog as of December 31, 2004 is approximately $14.2 million compared to $13.9 million for the same period in the prior year. The backlog increased $300,000 or 2%. The Company’s backlog has increased $1.9 million or 15% compared to the June 30, 2004 backlog of $12.3 million. Backlogs are subject to change with reduced purchase order duration and terminations. An additional $1.1 million in PW4000 commercial aircraft engine orders are under discussion with a customer for possible termination due to declines in market demand for the components. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Capital Resources and Liquidity

Cash and cash equivalents increased from $3,367,000 at June 30, 2004 to $4,511,000 at December 31, 2004. The increase of $1,144,000 or 34% is primarily the result of lower accounts receivable of $471,000, receipt of a federal income tax refund of $437,000 and receipt of split-dollar life insurance premiums paid on behalf of a deceased executive of the Company totaling $235,000. Working capital was approximately $8,331,000 at December 31, 2004. The Company believes it has sufficient resources to meet operating requirements through the next twelve months. Adequate liquidity is available to cover anticipated capital expenditures of $200,000 for the period ending June 30, 2005. Capital expenditures during the six months ended December 31, 2004 were $89,000.

Stockholder’s equity on basic shares was $5.22 per share as of December 31, 2004 compared to $5.23 as of June 30, 2004. This change represents a decrease of $0.01 or less than 1% in book value.

Critical Accounting Policies

The Company’s critical accounting and reporting policies include the Company’s accounting for environmental remediation and inventory valuation. In particular, the accounting for these areas requires significant judgments to be made by management. Specifically, with regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. With respect to assumptions made in valuing inventory on interim statements, management believes estimating material usage, work in process and finished goods could result in significant variances in both inventory and operating results when physical inventories are performed on June 30 and December 31. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Refer to Note A in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

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

Accounts receivable - trade is stated at the amount management expects to collect from outstanding balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable- trade.

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

PART I

Item 3 CONTROLS AND PROCEDURES

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

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

On December 14, 2004, the Company held its 2004 Annual Meeting of Stockholders. There were a total of 1,762,447 votes entitled to be cast at the meeting. Of this total, 1,537,524 votes, or approximately 87.2%, were represented either in person or by proxy. At the meeting, the stockholders elected five (5) directors to the Company’s Board of Directors. Set forth below are (i) the names of the persons elected to serve on the Company’s Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified and (ii) the results of the voting for the nominees.

Nominee	For	Against	Withheld
Wallace N. Kelly	1,506,396 (98.0)%	0 (0.0)%	31,128 (2.0)%
Michael L. Goldberg	1,506,396 (98.0)%	0 (0.0)%	31,128 (2.0)%
Ronald L. Nussle, Jr.	1,506,396 (98.0)%	0 (0.0)%	31,128 (2.0)%
John W. Poling	1,506,396 (98.0)%	0 (0.0)%	31,128 (2.0)%
Michael D. Stern	1,506,496 (98.0)%	0 (0.0)%	31,028 (2.0)%

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: February 9, 2005