Form 10QSB
period 2005-03-31
KREISLER MANUFACTURING CORP
filed 2005-05-16
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of issuer’s Common Stock, par value $.125 per share, as of May 10, 2005 was 1,762,447 shares.

Transitional small business disclosure format (check one):    Yes  ☐    No  ☒

Kreisler Manufacturing Corporation and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	Third Quarter Ended 3/31/2005	Year Ended 6/30/2004
Assets
Cash and cash equivalents	$3,692,523	$3,367,494
Accounts receivable - trade, net: (Allowance $10,000 on March 31, 2005 and June 30, 2004)	2,898,939	2,563,526
Inventories
Raw Materials	1,540,789	1,393,224
Work in Process	701,058	731,511
Finished Goods	326,133	366,978
Income tax receivable	—	437,422
Deferred tax asset, current	127,000	173,500
Split dollar life insurance receivable	—	235,450
Other current assets	159,703	180,849

Total Current Assets	9,446,145	9,449,954
Property, plant & equip., at cost less accumulated depreciation of $4,572,581 for March 31, 2005 and $4,297,653 for June 30, 2004	1,448,633	941,400
Deferred tax asset, non-current	280,000	264,900

Total Non-Current Assets	1,728,633	1,206,300

	$11,174,778	$10,656,254

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$884,944	$528,099
Accrued expenses	75,918	302,565

Obligation under capital leases	78,083	—
Accrued environmental cost	465,751	158,574

Total Current Liabilities	1,504,696	989,238

Obligation under capital leases	357,513	—
Accrued environmental cost	16,541	443,369

Total long term obligations	374,054	443,369

Stockholders’ Equity
Common Stock, $.125 par value - 3,000,000 shares authorized; 1,762,447 shares issued and outstanding	220,306	220,306
Additional paid-in capital	367,792	367,792
Retained earnings	8,707,930	8,635,549

Total Stockholders’ Equity	9,296,028	9,223,647

	$11,174,778	$10,656,254

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	2005	2004
Revenues	$3,800,795	$3,098,326

Cost of goods sold	3,579,060	3,334,891
Selling, general and administrative expenses	79,114	143,920

	3,658,174	3,478,811

Income (loss) from operations	142,621	(380,485)

Other income:
Interest	20,278	6,349

Income (loss) before income taxes	162,899	(374,136)

Income tax (expense) benefit	(64,000)	150,234

Net income (loss)	$98,899	$(223,902)

Income (loss) per share:
Net income (loss) - 1,762,447 basic shares	$.06	$(.13)
Net income (loss) - 1,835,226 diluted shares	$.05	$(.13)

Nine Months Ended March 31,	2005	2004
Revenues	$10,152,483	$8,750,821

Cost of goods sold	9,764,625	9,429,682
Selling, general and administrative expenses	318,598	537,368

	10,083,223	9,967,050

Income (loss) from operations	69,260	(1,216,229)

Other income:
Interest	53,121	32,016

Income (loss) before income taxes	122,381	(1,184,213)

Income tax (expense) benefit	(50,000)	449,961

Net income (loss)	$72,381	$(734,252)

Income (loss) per share:
Net income (loss) - 1,762,447 basic shares	$.04	$(.42)
Net income (loss) - 1,835,226 diluted shares	$.04	$(.42)

See the accompanying notes.

Kreisler Manufacturing Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended March 31	2005	2004
Cash flows from operating activities:
Net income (loss)	$72,381	$(734,252)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	274,930	284,700
(Increase) decrease in operating assets:
Accounts receivable - trade	(335,413)	(112,275)
Inventories	(76,268)	(536,926)
Income tax receivable	437,422	35,123
Deferred tax asset	31,400	85,500
Split dollar life insurance receivable	235,450	152,966
Other current assets	21,146	—
Increase (decrease) in operating liabilities:
Accounts payable - trade	356,845	51,012
Accrued expenses	(226,647)	101,078
Accrued environmental costs	(119,651)	(385,242)

Net cash provided by (used in) operating activities	671,595	(1,058,316)

Cash Flows from Investing Activities:
Purchase of property and equipment	(328,716)	(193,990)

Net cash used in investing activities	(328,716)	(193,990)

Cash Flows from Financing Activities:
Payments under capital lease obligations	(17,850)	—

Net cash used in financing activities:	(17,850)	—

Increase (decrease) in cash and cash equivalents	325,029	(1,252,306)
Cash and cash equivalents at beginning of year	3,367,494	4,650,187
Cash and cash equivalents at March 31	$3,692,523	$3,397,881

Supplemental Disclosure of Cash Flow Information
Interest paid	$20,840	$16,631

Non-cash Investing and Financing Activities:
Capital lease obligations in exchange for equipment	$448,070	—

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

2. Inventories

Inventory valuation for the quarters ending December 31 and June 30 is based on actual physical counts. For the quarters ending September 30 and March 31 inventory is based on internal perpetual inventory records. For the two quarters for which an inventory is not taken, raw materials, work in process and finished goods are adjusted to the same percentage of total inventory as existed at the time of the most recent physical inventory. Any substantial variance in the three components for the interim periods, as compared to the actual physical inventory at that time, could significantly increase or decrease profits because direct labor and overhead amounts are only adjusted when physical inventories are taken on June 30 and December 31. For an historical perspective, the physical inventory material valuation as of December 31, 2004 was $34,500 lower than the perpetual inventory material valuation. The Company attributed a portion of this amount to the difference between the estimated material scrap rate calculated for the perpetual inventory material valuation and the actual material scrap rate.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $482,000 (present value using a discount rate of 6.16%), most of which is to be incurred by the Company over the next two years. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

PART I

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2005

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

Description of Business

Kreisler Manufacturing Corporation (the “Registrant”) is a Delaware business corporation which was incorporated on December 13, 1968. The Registrant succeeded a New Jersey business corporation, which was incorporated in New Jersey in 1940, and which succeeded a New York corporation which was incorporated in 1930. The Registrant and its wholly-owned subsidiary, Kreisler Industrial Corporation, which was incorporated in New Jersey on July 3, 1956 (collectively the “Company”), manufactures precision metal components and assemblies in Elmwood Park, New Jersey for use in military and commercial aircraft engines and industrial gas turbines. These products primarily include tube and manifold assemblies of multiple sizes and configurations. In March 2005, the Company formed a wholly-owned Polish subsidiary, Kreisler Polska Sp. z o.o. Kreisler Polska is located in Krakow, Poland and will initially provide machined components primarily to Kreisler Industrial Corporation, with the expectation of sales to other companies in the near future. Product shipments from Kreisler Polska are anticipated to begin in the second half of 2005.

The Company markets its products to the commercial aircraft engine, military aircraft engine and industrial gas turbine industries. The increased demand for components for the F119 military engine program, the GP7000 engine designed for the Airbus A380 and the CF34 engine used on regional jet aircraft, has enabled the Company to increase sales during the current fiscal year. The Company’s growth opportunities are potentially limited by its historical reliance on a single large aero-engine manufacturer. This reliance may have a material and adverse effect on the Company and is further exacerbated by the highly price competitive nature of its markets. The Company has also been adversely affected by increases in raw material costs for stainless steel, titanium and nickel-based alloys, which are used in the production of the Company’s products. The industrial gas turbine market continues to show little sign of returning to the high growth period of the recent past. Accordingly, the Company continues to seek profitable growth and cost reduction opportunities while maintaining the resources needed to support its customers. As part of this effort, the Company is re-configuring operations as part of the implementation of lean manufacturing techniques in its production processes.

Results of Operations

2005 Compared to 2004 - Three Months ended March 31

Sales increased $703,000 or 23% to $3,801,000 for the quarter ended March 31, 2005 compared with $3,098,000 for the quarter ended March 31, 2004. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales – Three Months Ended March 31				Percent of Sales
	2005	2004	$ Change	% Change	2005	2004
Commercial	$1,368,000	$1,332,000	$36,000	3%	36%	43%
Military	2,205,000	1,518,000	687,000	45%	58%	49%
Industrial Gas Turbine	228,000	248,000	(20,000)	(8%)	6%	8%
Total	$3,801,000	$3,098,000	$703,000	23%	100%	100%

The Company’s sales for the quarter ended March 31, 2005 for commercial aero-engines components increased $36,000 or 3% compared to the quarter ended March 31, 2004. Increased demand for CF34, PW4000 and V2500 engine components and G5000 business jet airframe components offset declines in component demand for the AE3007 engine.

The Company’s sales of components used in military engine applications during the quarter ended March 31, 2005 increased $687,000, or 45% compared to the quarter ended March 31, 2004. This growth is primarily attributable to increases in components required for the F119 engine (used on the F/A-22 Raptor) and in spare part sales to the U.S. Government.

For the quarter ended March 31, 2005, the Company experienced a decrease of $20,000 or 8% in sales of products to the industrial gas turbine industry as compared to the same period in 2004. The Company’s sales to the industrial gas turbine industry reflect the continued market weakness of that industry segment.

Cost of Goods Sold

Cost of goods sold was $3,579,000 for the quarter ended March 31, 2005 compared to $3,335,000 for the quarter ended March 31, 2004, an increase of $244,000, or 7%. Increases in information technology outsourcing fees, shipping charges and office-related expenses were offset by decreases in employee-related costs and benefits, tooling costs, utilities and miscellaneous production supplies. The net $208,000 decrease in the cost of goods sold for these items was offset by higher material usage. Material usage increased $396,000 for the period due to higher sales and increased purchased material content. Depreciation expenses increased $38,000. Revenue sharing expenses attributable to the Roll-Royce AE3007 program declined $51,000 due to the completion of the Company’s involvement in that program.

Selling, General and Administrative

Selling, general and administrative expenses decreased $65,000, or 45%, primarily as a result of decreased sales commissions, salaries, and interest expense associated with the environmental remediation agreement, offset by an increase in legal fees.

The income from operations for the quarter ended March 31, 2005 of $143,000 was $523,000, or 138%, greater than the loss from operations as of March 31, 2004 of $380,000.

Interest income of $20,000 for the quarter ended March 31, 2005 was $14,000 greater or 233%, compared to interest income of $6,000 for the quarter ended March 31, 2004.

Income before income taxes for the quarter ended March 31, 2005 was $163,000 compared to the loss before income taxes for the same period in 2004 of $374,000, a net change of $537,000.

Income tax expense for the quarter ended March 31, 2005 of $64,000 was $214,000, or 143%, greater than the income tax benefit of $150,000 for the same period in 2004.

2005 Compared to 2004 – Nine Months ended March 31

Sales increased $1,401,000, or 16%, to $10,152,000 for the nine months ended March 31, 2005 compared with $8,751,000 for the nine months ended March 31, 2004. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales – Nine Months Ended March 31				Percent of Sales
	2005	2004	$ Change	% Change	2005	2004
Commercial	$4,011,000	$3,529,000	$482,000	14%	40%	40%
Military	5,284,000	4,413,000	871,000	20%	52%	51%
Industrial Gas Turbine	857,000	809,000	48,000	6%	8%	9%
Total	$10,152,000	$8,751,000	$1,401,000	16%	100%	100%

The Company’s sales for the nine months ended March 31, 2005 showed improvement in market demand for commercial aero-engines components. The Company’s commercial aero-engine sales increased $482,000, or 14%, compared to the nine months ended March 31, 2004. Increased demand for CF34 and PW4000 engine components and G5000 business jet components along with the shipment of development components for the GP7000 engine offset declines in component demand for the AE3007 engines.

The Company’s sales of components used in military engine applications during the nine months ended March 31, 2005 increased $871,000, or 20%, compared to the nine months ended March 31, 2004. The increase is primarily attributable to the increased production of components used in the F119 engine program. The growth of the F119 program offsets the decline in components required for the development of the F135 and F100 engines and in spare part sales to the U.S. Government and the T-55 engine program. Future F119 engine requirements remain uncertain given the objective of its manufacturer to move components currently produced by the Company to manufacturing sites outside the United States as well as Congressional concerns regarding the overall cost of the F/A-22 aircraft. The F/A-22 is the most expensive fighter aircraft ever developed for the U.S. military. As a result of this high cost, forecast production of the F/A-22 aircraft decreased from 750 aircraft to the current forecast level of 178 aircraft. Consequently, the program remains at risk for further reductions.

For the nine months ended March 31, 2005, the Company experienced an increase of $48,000, or 6%, in sales of products to the industrial gas turbine industry as compared to the same period in 2004. This increase is the result of the financial settlement of terminated purchase orders from an industrial gas turbine customer totaling $312,000 ($63,000 received in the first quarter of FY2005 and $249,000 received in the second quarter of FY2005). Sales after adjusting for this termination settlement are $545,000 as the market for industrial gas turbine components remains weak.

Cost of Goods Sold

Cost of goods sold was $9,765,000 for the nine months ended March 31, 2005 compared to $9,430,000 for the nine months ended March 31, 2004, an increase of $335,000, or 4%. Increases in factory supplies, information technology outsourcing fees, shipping charges, and travel-related expenses were offset by decreases in employee-related costs and benefits and tooling costs. The net $538,000 decrease in costs of goods sold for these items was offset by higher material usage. Material usage increased $1,138,000 for the period due to higher sales and increases in purchased material content. Depreciation expenses decreased $10,000. Revenue sharing expenses attributable to the Roll-Royce AE3007 program declined $139,000 due to the completion of the Company’s involvement in that program.

Miscellaneous accruals for the nine months ended March 31, 2005 decreased $117,000 compared to the nine months ended March 31, 2004 due to the reduction of forecasted accruals.

Selling, General and Administrative

Selling, general and administrative expenses decreased $218,000, or 41%, primarily as a result of decreased sales commissions, salaries, and interest expense associated with the environmental remediation agreement, partially offset by increases in legal and audit fees. Lower sales commissions are due to the in-sourcing of U.S Government sales from a commissioned sales representative. Salary reductions are attributable to the restructuring of positions following the relocation of the corporate office from St. Petersburg, Florida to Elmwood Park, New Jersey.

The income from operations for the nine months ended March 31, 2005 of $69,000 was $1,285,000 more than the loss from operations as of March 31, 2004 of $1,216,000.

Interest income of $53,000 for the nine months ended March 31, 2005 was $21,000 higher, or 66%, compared to interest income of $32,000 for the nine months ended March 31, 2004.

The income before income tax expense for the nine months ended March 31, 2005 was $122,000 compared to the loss before income taxes for the same period in 2004 of $1,184,000, a net increase of $1,306,000.

Income tax expense for the nine months ended March 31, 2005 totaled approximately $50,000 compared to an income tax benefit of $450,000 for the same period in 2004.

Current backlog as of March 31, 2005 is approximately $15.4 million compared to $13.2 million as of March 31, 2004, an increase of $2.2 million, or 17%. In comparison to the June 30, 2004 backlog of $12.3 million, the Company’s backlog has increased $3.1 million or 25%. Backlogs are subject to change with reduced purchase order duration and terminations. An additional $1.1 million in PW4000 commercial aircraft engine orders remain under discussion with a customer for possible termination due to declines in market demand for the components. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Capital Resources and Liquidity

Cash and cash equivalents increased from $3,367,000 at June 30, 2004 to $3,693,000 at March 31, 2005. The increase of $326,000, or 10%, is primarily the result of receipt of a federal income tax refund of $437,000, receipt of split-dollar life insurance premiums paid on behalf of a deceased executive of the Company totaling $235,000, as well as an increase in accounts payable of $357,000 offset by a $335,000 increase in accounts receivable. Working capital was approximately $7,941,000 at March 31, 2005. The Company believes it has sufficient resources to meet operating requirements through the next twelve months. Capital expenditures during the nine months ended March 31, 2005 were $329,000. Additional equipment totaling approximately $448,000 was financed through capital leases of which $270,000 is for capital equipment to be located at Kreisler Polska. Approximately $233,000 was invested or advanced to Kreisler Polska during the third quarter. Adequate liquidity is available to cover additional anticipated capital expenditures or investment of approximately $400,000 for the next twelve months.

Stockholder’s equity on basic shares was $5.27 per share as of March 31, 2005 compared to $5.23 as of June 30, 2004. This change represents an increase of $0.04, or 1%, in book value.

Critical Accounting Policies

The Company’s critical accounting and reporting policies include the Company’s accounting for environmental remediation and inventory valuation. The accounting for these areas requires significant judgments to be made by management. Specifically, with regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement for the site remediation, will be incurred as the project continues. The Company assumes that there will be no future environmental discoveries on its property that will require additional remediation. With respect to assumptions made in valuing inventory on interim statements, management believes estimating material usage, work in process and finished goods could result in significant variances in both inventory and operating results when physical inventories are performed on June 30 and December 31 of each year. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. Refer to Note A in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB for fiscal year 2004 on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

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

Accounts receivable - trade is stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off.

Accounts receivable – trade is net of an allowance for estimated uncollectible accounts of $10,000 for 2005 and 2004.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. The Company has entered into several capital leases for equipment. The equipment is included in property, plant and equipment with a cost of $448,000. Maintenance and repairs, which do not improve efficiency or extend the useful life, are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Resulting gains or losses are reflected in earnings. Depreciation is computed using accelerated methods over the estimated useful lives of three to ten years for machinery and equipment, while the straight line method is used over the term of leases for building improvements.

Foreign Currency Translation

Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency translations are reflected in the cumulative translation adjustments component of shareholders’ equity. The national currency of the foreign company is the functional currency. Net losses from foreign currency transactions were not significant.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls and procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: May 10, 2005