Form 10KSB
period 2005-06-30
KREISLER MANUFACTURING CORP
filed 2005-09-28
CIK 56806

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-4036

Kreisler Manufacturing Corporation

(Name of small business issuer in its charter)

Delaware	22-1044792
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification Number)

180 Van Riper Avenue, Elmwood Park, New Jersey 07407

(Address of principal executive offices) (zip code)

Issuer’s telephone number: 201-791-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.125 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for its most recent fiscal year were $14,447,801.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $4,697,464(1)

The number of shares of Common Stock outstanding as of June 30, 2005 was 1,826,447 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)    ☐  Yes    ☒  No

(1)The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock multiplied by the last closing price for the Common Stock as quoted on the NASDAQ Small Cap Market on September 14, 2005. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-KSB ANNUAL REPORT

KREISLER MANUFACTURING CORPORATION

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Kreisler Manufacturing Corporation is a Delaware business corporation, which was incorporated on December 13, 1968, which succeeded a New Jersey business corporation, which was incorporated in New Jersey in 1940, which succeeded a New York corporation, which was incorporated in 1930. Kreisler Manufacturing Corporation includes two wholly-owned subsidiaries, Kreisler Industrial Corporation and Kreisler Polska Sp. z o.o. (collectively “Kreisler” or the “Company”). Kreisler Industrial Corporation (“KIC”) was incorporated in New Jersey on July 3, 1956 and manufactures precision metal components and assemblies at Elmwood Park, New Jersey primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. In March 2005, the Company formed Kreisler Polska Sp. z o.o (“KP” or “Kreisler Polska”), a wholly-owned Polish limited liability corporation. KP is located in Krakow, Poland and will initially provide machined components to KIC with the expectation of sales to other companies in the future. Product shipments from KP to KIC began in June 2005.

Products

The Company manufactures precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. The Company’s products include tube assemblies of multiple sizes and configurations as well as machined components. Assemblies may be made of various materials, including titanium, nickel and stainless steel. These high quality engineered manifold assemblies transfer fuel for combustion, oil for lubrication and hydraulic fluid to activate thrust reversers.

Sales of products are made through an in-house sales staff. All products are manufactured to the blueprints and specifications of the particular customer. Orders are received through competitive proposals which are made in response to requests for bids from contractors who supply engines to various branches of the United States Department of Defense or to commercial businesses.

Customers

Three commercial customers and the United States Government accounted for 84% of the consolidated net sales of the Company in the fiscal year ended June 30, 2005. The concentration of sales with a small group of customers places the Company in a material adverse position if any of these customers reduce their volume of sales orders with the Company.

Competition

The markets in which the Company operates are highly competitive. The Company’s competitors include several enterprises which are substantially larger than the Company and possess greater financial, production and marketing resources, and numerous smaller companies. In addition, some of the Company’s customers and potential customers maintain manufacturing capabilities comparable to the Company’s. The Company is not a significant factor in its markets. The principal sources of competition are price, quality, delivery and service. In today’s market, flexibility, quality, pricing and speed of delivery are required elements. The Company believes that it is competitive on all the above elements.

Sources of Supply

The Company does not have any long-term or fixed requirement agreements with its suppliers.

Materials used in the Company’s products are purchased, as required, from various suppliers. At times, the Company’s customers require products to be purchased from designated suppliers. The Company also uses a variety of raw materials in the manufacture of its products. In fiscal 2005, shortages and increased delivery lead-times for some raw materials, particularly titanium and nickel-based alloys, were experienced along with significant price increases in the cost of those alloys. Lower magnitude cost increases were also experienced in stainless steel alloys used by the Company. Future shortages or price fluctuations in raw materials could have a material adverse effect on the Company.

Production

Fabricated precision metal components or assemblies are manufactured and assembled by the Company to customer drawings and specifications. To meet the exacting requirements of its customers, the Company exercises strict quality and process controls and maintains third-party quality system accreditations such as ISO 9001 and AS9100 as well as NADCAP (National Aerospace Defense Contractors Accreditation Program) special process accreditations.

Employees

At June 30, 2005, the Company employed approximately 124 persons, of whom 9 are part-time employees. Approximately 66 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2006. Management believes that labor relations in the Company have generally been satisfactory.

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

Compliance with Environmental Laws

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its KIC manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. KIC follows the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. In July 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company has also retained legal counsel. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The estimated cost of these procedures is approximately $10,000 per year. Alternative procedures are in the preliminary stages of consideration. Although there is no definitive method to estimate the fines or penalties which may be imposed on the Company in the resolution of this matter, the estimated range of such fines or penalties is $25,000 to $50,000. The Company has included a charge against earnings of $37,500 for the year ended June 30, 2005.

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $443,000, most of which is to be incurred over the next year. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

Forward Looking Statements

Certain oral statements made by management of the Company from time to time and certain statements contained herein or in periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s corporate office is located at the Kreisler Industrial Corporation manufacturing facility in Elmwood Park, New Jersey. The Company’s Kreisler Polska subsidiary operates from a facility located in Krakow, Poland. The Company’s New Jersey location consists of 52,000 square feet of leased space. The facility is approximately 50 years old and the facility lease expires September 30, 2006. At June 30, 2005, the remaining balance on the lease was $305,496. The Company’s Poland location operates in a newly renovated facility with a monthly lease requiring six months notice of cancellation by either party.

During fiscal year 2005, capital expenditures totaled $932,000 of which $484,000 of equipment was purchased using the Company’s available cash resources and $448,000 of equipment was acquired under capital leases. The average age of equipment located in the New Jersey and Poland facilities are approximately seven years and one year, respectively. Management believes that the Company’s present industrial plant facilities are suitable for the Company’s current and near term operations and are adequately covered by insurance.

The Company’s principal corporate office was located in St. Petersburg, Florida. The Company vacated this office as of October 1, 2004 and relocated the corporate office to Elmwood Park, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to legal proceedings related to an environmental matter. The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its location at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. In July 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the NASDAQ Small Cap Market under the symbol “KRSL.” The following table sets forth the high and low per share sales prices for the Common Stock on the NASDAQ Small Cap Market for each quarter in the two-year period ended June 30, 2005.

	Fiscal Year 2005		Fiscal Year 2004
Quarter	High	Low	High	Low
First Quarter - September 30	$8.06	$5.48	$5.99	$4.71
Second Quarter - December 31	7.46	4.90	5.49	4.80
Third Quarter - March 31	6.50	4.90	6.48	4.92
Fourth Quarter - June 30	10.15	4.59	7.85	4.95

The Company has not paid any dividends during the last two fiscal years. The holders of the Company’s Common Stock are entitled to receive dividends when, and if declared by the Board of Directors out of funds legally available therefore. It is the Company’s current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 2005, the company had approximately 115 stockholders of record.

The following table reflects information for the company’s equity compensation plan as of June 30, 2005.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	41,501	$2.97	124,000
Equity compensation plans not approved by security holders	—	—	—

Total	41,501	$2.97	124,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company manufactures precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. The Company’s products include tube assemblies of multiple sizes and configurations as well as machined components. Assemblies may be made of various materials, including titanium, nickel and stainless steel. These high quality engineered manifold assemblies transfer fuel for combustion, oil for lubrication and hydraulic fluid to activate thrust reversers.

Sales of products are made through an in-house sales staff. All products are manufactured to the blueprints and specifications of the particular customer. Orders are received through competitive proposals which are made in response to requests for bids from contractors who supply engines to various branches of the United States Department of Defense or to commercial businesses.

Kreisler returned to positive sales growth and overall profitability in fiscal 2005 as the Company benefited from growth in its core aerospace market. New military programs continued to represent a significant portion of the Company’s sales while new commercial programs coupled with resurgent demand for existing commercial programs enabled solid growth in that segment. The industrial gas turbine markets remained soft in fiscal 2005.

In March 2005 the Company created a new subsidiary in Poland called Kreisler Polska Sp. z o.o. Kreisler Polska (“KP”) operates from a leased facility located in Krakow. KP became operational in June 2005 and is presently manufacturing machined components for another Company subsidiary, Kreisler Industrial Corporation (“KIC”). Coupled with a skilled management team and workforce, KP is expected to provide a new growth opportunity for the Company.

KIC continued the implementation of lean processes in production with the goal of reducing operating costs and increasing productivity. This has resulted in the creation of new manufacturing cells to increase product throughput, improve organization and reduce waste. Using a combination of KIC employees, customer-provided experts and outside consultants, process improvements continue to be made on the shop floor.

The Company relies on a network of suppliers to provide raw materials, machined components and factory supplies. In order to achieve the best possible managerial and competitive advantages, the Company is developing a web-based system for Supply Chain Management. The purpose of this system is to enable the Company to efficiently access and manage its existing supply chain and to help identify new suppliers who can meet its cost, quality and delivery requirements. The Company anticipates that this system will become fully operational during the fiscal 2006.

Results of Operations – 2005 Compared to 2004

Sales increased $2,152,000 or 18% to $14,448,000 for the year ended June 30, 2005 compared with $12,296,000 for the year ended June 30, 2004. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales				Percent of Sales
	2005	2004	$ Change	% Change	2005	2004
Commercial	$5,546,000	$5,164,000	$382,000	7%	38%	42%
Military	7,864,000	6,111,000	1,753,000	29%	55%	50%
Industrial Gas Turbine	1,038,000	1,021,000	17,000	2%	7%	8%

Total	$14,448,000	$12,296,000	$2,152,000	18%	100%	100%

Kreisler’s sales for the year ended June 30, 2005 were positively impacted by an increase in market demand for commercial aero-engines for which the Company is a supplier of components. The Company’s commercial aero-engine sales increased $382,000 or 7% compared to the year ended June 30, 2004. Increased or new demand for commercial engine programs such as the CF-34, GP7000 and PW4000 more than offset the declines associated with the conclusion of Kreisler’s involvement on the AE3007 engine.

The Company’s sales of components used in military engine applications during fiscal 2005 increased $1,753,000 or 29% compared to fiscal 2004. This increase is primarily attributable to the increased production of components used in the F119 and F135 engine programs and offset the declines in F100 engine component demand. The F119 and F135 engines power the F/A-22 Raptor and the F-35 Joint Strike Fighter. The F/A-22 is currently in production while the F-35 is in the development phase with production to start in 2009. F/A-22 requirements beyond fiscal 2006 remain uncertain given the objective of its manufacturer to move components currently produced by the Company to manufacturing sites outside of the United States as well as Congressional concerns regarding the overall cost of the F/A-22 aircraft which may result in further reductions in the number purchased. Spare parts sales to the U.S. Government remained relatively flat.

For the year ended June 30, 2005, Company sales to the gas turbine industry of $1,038,000 were $17,000, or 2%, higher compared to the prior fiscal year. Excluding the effect of the settlement of terminated purchase orders from an industrial gas turbine customer totaling $312,000 ($63,000 and $249,000 received in the first and second quarters of fiscal 2005, respectively), shipments of industrial gas turbine components totaled $726,000 as this market remained soft.

Cost of goods sold for fiscal 2005 was 96% of sales or $13,848,000 compared to 103.5% of sales or $12,723,000 for fiscal 2004, resulting in an increased gross margin of 7.5%. Increases in information technology outsourcing fees, shipping charges, office-related expenses and employee training costs were offset by decreases in employee-related costs and benefits, certain insurance costs as well as lower tooling costs. The net $307,000 decrease in costs of goods sold for these items was offset by higher purchased material costs as well as start-up costs for Kreisler Polska. Material usage increased $1,397,000 for fiscal 2005 due to higher sales and increased purchased material content. Depreciation expenses increased $67,000. Revenue sharing expenses attributable to the Rolls-Royce AE3007 engine program declined $183,000 due to the completion of the Company’s involvement in that program.

Selling, general and administrative expenses for fiscal 2005 were 2.5% of sales or $356,000 compared to 5.5% of sales or $680,000 for the prior fiscal year. This decrease of $324,000, or 48%, is primarily the result of decreased administrative salaries and sales commissions, offset by increases in legal, director and accounting fees.

The income from operations for the year ended June 30, 2005 was $243,000 compared to the loss from operations as of June 30, 2004 of $1,107,000 .

Interest income for fiscal 2005 increased $24,000 or 48% to $74,000 from $50,000 for fiscal year 2004. The increase is the result of higher interest rates and increased cash investment.

The income before taxes for 2005 was $317,000 compared to the loss before income taxes in 2004 of $1,057,000.

Income tax expense for the year ended June 30, 2005 was $148,000 compared to income tax benefit for the year ended June 30, 2004 of $399,000. The components of income tax expense/(benefit) are discussed in Note F to the Company’s consolidated financial statements.

Current backlog as of June 30, 2005 is approximately $16.8 million compared to $12.3 million at June 30, 2004. The backlog increased $4.5 million or 37%. Backlogs are subject to change with reduced purchase order duration and terminations. Purchase order terminations of approximately $312,000 related to an industrial gas turbine program were realized during fiscal year 2005. An additional $1.1 million in orders for PW4000 commercial aircraft engine components are under discussion with a customer for possible termination due to declines in market demand. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Results of Operations – 2004 Compared to 2003

Sales decreased $208,000 or 2% to $12,296,000 for the year ended June 30, 2004 compared with $12,504,000 for the year ended June 30, 2003. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales				Percent of Sales
	2004	2003	$ Change	% Change	2004	2003
Commercial	$5,164,000	$7,502,000	$(2,338,000)	(31%)	42%	60%
Military	6,111,000	2,876,000	3,235,000	112%	50%	23%
Industrial Gas Turbine	1,021,000	2,126,000	(1,105,000)	(52%)	8%	17%

Total	$12,296,000	$12,504,000	$(208,000)	(2%)	100%	100%

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

Cost of goods sold for fiscal 2004 was 103.5% of sales or $12,723,000 compared to 104.4% of sales or $13,057,000 for the year ended June 30, 2003, a decrease of $334,000. Increases in tooling for new programs, utility costs, costs for a supplemental employment agreement and information technology outsourcing fees, offset by decreases in employee costs, environmental legal fees, supplies, travel costs and shipping resulted in an overall reduction of $95,300. Material usage declined $204,000 for the period due to lower sales and purchased material content. Depreciation expenses declined $95,000. Environmental management expenses were higher by $157,000 due to the receipt of an environmental insurance settlement for the year ended June 30, 2003.

Selling, general and administrative expenses for fiscal 2004 were 6% of sales or $680,000 compared to 6% of sales or $765,000 for the year ended June 30, 2003, a decrease of $85,000, primarily as a result of decreased sales commissions, consulting fees, directors’ fees and interest expense associated with the environmental remediation agreement, offset by increases in salary, legal, and audit fees.

The loss from operations for the year ended June 30, 2004 of $1,107,000 was $106,000 or 9% lower than the loss from operations as of June 30, 2003 of $1,213,000.

Interest income declined from $103,000 for the year ended June 30, 2003 to $50,000 for the year ended June 30, 2004. The $53,000 or 51% decline is the result of lower interest rates and lower balances in cash investment accounts.

The loss before taxes for 2004 was $1,057,000 compared to loss before income taxes in 2003 of $1,111,000.

Income tax benefit for the year ended June 30, 2004 was $399,000. With the carryback of net operating loss the company recovered $437,000 in federal income tax compared to a federal income tax benefit of $445,000 in fiscal year 2003.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2005 increased $42,000, or 1%, to $3,409,000 compared to cash and cash equivalents at June 30, 2004.

Cash provided by operating activities for the year ended June 30, 2005 was $236,000 which was primarily attributable to the Company’s net income of $170,000 as well as increases to accounts payable and depreciation and amortization. The Company also received an income tax refund of $437,000. These inflows were partially offset by increases in accounts receivable, inventories and other current assets as well as reductions in accrued expenses and accrued environmental expenses.

Through June 30, 2005, the Company provided Kreisler Polska with equity investment totaling approximately $384,000, a loan of approximately $34,000 and amounts due for provided goods and services totaling approximately $35,000. The Company expects to increase its equity investment in Kreisler Polska during fiscal year 2006 by approximately $250,000, a portion of which will be for capital expenditures.

Cash used in investing activities for the year ended June 30, 2005 amounted to $509,000 and is attributable to the purchase of assets by the Company as well as capital lease payments on machining equipment. Capital expenditures for fiscal 2005 totaled $932,000 of which $484,000 was for equipment purchased using the Company’s available cash resources and $448,000 was for equipment acquired under capital leases. Capital lease payments for the year ended June 30, 2005 totaled $25,000. The Company believes that adequate liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of $350,000 for the year ending June 30, 2006.

Cash flows from financing activities for the year ended June 30, 2005 totaled $315,000 and is due to the exercise of 64,000 stock options under the Company’s 1997 Stock Option Plan and $235,000 associated with collection of the split dollar life insurance policy receivable.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of June 30, 2005 the translation adjustment amounted to $40,000. The net effect after adjusting for a tax benefit of $15,401 is a reduction in stockholders’ equity of $24,985. Current period realized foreign currency gains and losses are included as part of selling, general and administrative expenses. As of June 30, 2005, this loss amounted to $7,300.

The Company’s working capital was approximately $8,158,000. The Company believes it has sufficient resources to meet operating requirements through the next fiscal year.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as operating or capital lease agreements. The following table represents the Company’s contractual cash obligations as of June 30, 2005 and the estimated timing of future cash payments:

	Total	FY2006	FY2007	FY2008	FY2009	FY2010	Thereafter
Capital Leases	$506,999	$107,102	$107,102	$107,102	$107,102	$78,591	—
Operating Leases	354,503	273,518	76,905	4,080	—	—	—
Environmental(1)	501,000	479,000	—	7,300	—	—	14,700

Total	$1,362,502	$859,620	$184,007	$118,482	$107,102	$78,591	14,700

(1)	Environmental remediation costs in accordance with the contract between the Company and Resource Control Corporation

Critical Accounting Policies

The Company’s critical accounting policies and estimates include the Company’s accounting for environmental remediation, inventory valuation, revenue recognition, accounts receivable and accounting for deferred income taxes. In particular, the accounting for these areas requires significant judgments to be made by management.

Environmental Remediation

With regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation.

Inventory Valuation

Inventory valuation for the periods ending December 31 and June 30 is based on actual physical inventory counts. For the periods ending September 30 and March 31 inventory valuation is based on internal perpetual records. The Company compares the physical inventory valuation for the periods ending December 31 and June 30 with the perpetual inventory record valuation. At June 30, 2005 the comparison resulted in a valuation difference of 1%, a difference which the Company believes is primarily attributable to the material scrap rate percentage. Any substantial variance in the actual material scrap rate percentage could significantly increase or decrease profits due to changes in the costs of goods sold.

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured.

Accounts Receivable-Trade and Allowance for Uncollectible Accounts

Accounts receivable-trade represents uncollateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

Accounts receivable – trade (net) are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable-trade is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable- trade.

Accounts receivable – trade is net of an allowance for estimated uncollectible accounts of $10,000 for 2005 and 2004.

Income Taxes

Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax reporting. The tax effects of such differences are reported as deferred income taxes.

Essentially all earnings of the Company’s foreign subsidiary – Kreisler Polska - are expected to be reinvested in overseas expansion. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Refer to Note A in the “Notes to Consolidated Financial Statements” included in Item 7 Financial Statements for other information regarding the Company’s accounting policies.

Compliance with Environmental Laws

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its location at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. The permit specifies that the Company comply with the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. In order to ensure compliance with the permit requirements, the Company tests the industrial effluent each month for certain constituents and reports the test results to the PVSC. In July 2005, the Company was notified by the PVSC that the Company was in violation of its permit for the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant, Pleasant Hill Consultants, and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company has also retained legal counsel. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The estimated cost of these procedures is approximately $10,000 per year. Alternative procedures are in the preliminary stages of consideration. Although there is no definitive method to estimate the fines or penalties which may be imposed on the Company in the resolution of this matter, the estimated range of such fines or penalties is $25,000 to $50,000. The Company has included a charge against earnings of $37,500 for the year-ended June 30, 2005.

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

The site characterization was completed and an agreement was signed with Resource Control Corporation for the remediation of the site. The remaining cost for remediation is approximately $443,000, most of which will be incurred by the Company over the next year (see Note J to the Company’s consolidated financial statements).

The Company notified its liability insurance carriers which issued liability policies to the Company during the period from 1959 to 1985 and received a total of $2.9 million from four insurance carriers. The Company does not anticipate any further recoveries. The Company believes, based upon the facts as currently known, that its recoveries from its liability policies will cover substantially all of the remediation expenses and other liabilities associated with the releases.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries and the Auditor’s Report are incorporated herein:

Consolidated Balance Sheets - June 30, 2005 and 2004

Consolidated Statements of Operations - Three Years Ended June 30, 2005

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income - Three Years Ended June 30, 2005

Consolidated Statements of Cash Flows - Three Years Ended June 30, 2005

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

June 30, 2005 and 2004

	2005	2004
Assets

Cash and cash equivalents	$3,409,552	$3,367,494
Accounts receivable - trade (net)	3,201,376	2,563,526
Inventories	2,817,894	2,491,713
Income tax receivable	—	437,422
Deferred tax asset, current	166,000	173,500
Split dollar life insurance receivable	—	235,450
Other current assets	229,551	180,849

Total Current Assets	9,824,373	9,449,954

Property, plant, and equipment, at cost less accumulated depreciation of $4,659,160 for 2005 and $4,297,653 for 2004	1,491,166	941,400
Deferred tax asset, non-current	261,800	264,900

Total Non-current Assets	1,752,966	1,206,300

	$11,577,339	$10,656,254

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable - trade	$1,049,613	$528,099
Accrued expenses	112,837	302,565
Obligation under capital leases	76,869	—
Accrued environmental cost	426,825	158,574

Total Current Liabilities	1,666,144	989,238

Obligation under capital leases	345,978	—
Accrued environmental cost	16,541	443,369

Total long-term liabilities	362,519	443,369

Stockholders’ Equity
Common stock, $.125 par value; 3,000,000 shares authorized; 1,826,447 shares and 1,762,447 shares issued and outstanding	228,306	220,306
Additional paid-in capital	540,216	367,792
Retained earnings	8,805,139	8,635,549
Accumulated other comprehensive loss	(24,985)	—

Total Stockholders’ Equity	9,548,676	9,223,647

	$11,577,339	$10,656,254

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

Three years ended June 30, 2005

	2005	2004	2003
Revenues	$14,447,801	$12,295,688	$12,504,049
Cost of goods sold	13,848,357	12,722,800	13,057,363
Selling, general and administrative expenses	356,395	679,726	765,467
Net gain on environmental remediation	—	—	(105,376)

Total Costs and Expenses	14,204,752	13,402,526	13,717,454

Income (loss) from operations	243,049	(1,106,838)	(1,213,405)

Interest and other earnings	74,141	49,990	102,603

Income (loss) before income taxes	317,190	(1,056,848)	(1,110,802)

Income tax (expense)/benefit	(147,600)	398,600	445,400

Net Income (Loss)	$169,590	$(658,248)	$(665,402)

Earnings per share:
Net Income (loss) - basic	$0.10	$(0.37)	$(0.36)
Net Income (loss) - diluted	$0.10	$(0.37)	$(0.36)
Average common shares - basic	1,762,973	1,762,447	1,846,697
Average common shares - diluted	1,783,305	1,831,043	1,915,181

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three years ended June 30, 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance June 30, 2002	$249,070	$1,651,179	$9,959,199	$—	$11,859,448
Purchased & retired stock	(28,764)	(1,283,387)	—	—	(1,312,151)
Net Loss	—	—	(665,402)	—	(665,402)

Balance June 30, 2003	$220,306	$367,792	$9,293,797	$—	$9,881,895
Net Loss	—	—	(658,248)	—	(658,248)

Balance June 30, 2004	$220,306	$367,792	$8,635,549	$—	9,223,647
Comprehensive Income:	—	—	—	—	—
Net Income	—	—	169,590	—	169,590
Foreign currency translation adjustment(1)	—	—	—	(24,985)	(24,985)

Total Comprehensive Income					144 605

Exercise of stock options(2)	8,000	72,000	—	—	80,000
Tax benefit from exercise of stock options (2)	—	100,424	—	—	100,424

Balance June 30, 2005	$228,306	$540,216	$8,805,139	$(24,985)	$9,548,676

(1)	Net of tax benefit of $15,401
(2)	Issued June 28, 2005, 64,000 shares at par value of $0.125

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three Years Ended June 30, 2005

	2005	2004	2003
Cash Flows From Operating Activities

Net income (loss)	$169,590	$(658,248)	$(665,402)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	382,454	315,585	410,331
Tax benefit from exercise of stock options	100,424
Deferred tax asset	10,600	73,900	32,700
Decrease (increase) in operating assets:
Accounts receivable - trade	(662,835)	(733,569)	567,585
Insurance recovery	—	—	243,000
Inventories	(326,181)	(36,205)	168,308
Income tax receivable	437,422	298,300	(490,822)
Other current assets	(48,702)	155,083	(117,490)
Increase (decrease ) in operating liabilities:
Accounts payable - trade	521,514	8,311	310,118
Accrued expenses	(189,728)	(75,647)	(446,164)
Accrued environmental cost	(158,577)	(426,635)	(314,455)

Net Cash Provided (Used) By Operating Activities	235,981	(1,079,125)	(302,291)

Cash Flows From Investing Activities
Purchase of property, plant, and equipment	(484,150)	(203,568)	(100,593)
Repayment of obligation under capital leases	(25,223)

Net Cash Used by Investing Activities	(509,373)	(203,568)	(100,593)

Cash Flows From Financing Activities
Receipt of split-dollar life insurance receivable	235,450	—	—
Exercised stock options	80,000	—	—
Purchase of Company Stock	—	—	(1,312,151)

Net Cash Provided (Used) by Financing Activities	315,450	—	(1,312,151)
Increase (decrease) in cash and cash equivalents	42,058	(1,282,693)	(1,715,035)

Cash and cash equivalents at beginning of year	3,367,494	4,650,187	6,365,222

Cash and cash equivalents at end of year	$3,409,552	$3,367,494	$4,650,187

Supplemental Disclosure of Cash Flow Information
Income Taxes Paid	$—	$—	$245,269
Interest paid	$22,129	—	—

Non-cash Investing and Financing Activities:
Obligation under capital leases in exchange for equipment	$448,070

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

A. Operations and Summary of Significant Accounting Policies

Operations

Kreisler Manufacturing Corporation and its wholly-owned subsidiaries, Kreisler Industrial Corporation and Kreisler Polska Sp. z o.o. (collectively “Kreisler” or the “Company”), manufacture precision metal components and assemblies at facilities located in Elmwood Park, New Jersey and Krakow, Poland primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. These products include tube assemblies of multiple sizes and configuration as well as machined components.

Principles of Consolidation

The consolidated financial statements include the accounts of Kreisler Manufacturing Corporation and its subsidiaries, all of which are wholly-owned. Inter-company transactions and accounts have been eliminated.

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

Accounts Receivable - Trade

Accounts receivable – trade represent uncollateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

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

Accounts receivable – trade is presented net of an allowance for estimated uncollectible accounts of $10,000 for 2005 and 2004.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. The Company has entered into capital leases for machining equipment. Maintenance and repairs, which do not improve efficiency or extend the useful life, are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Resulting gains or losses are reflected in earnings. Depreciation is computed using accelerated methods over the estimated useful lives of three to ten years for machinery and equipment, while the straight line method is used over the term of leases for building improvements.

Foreign Currency Transactions and Translation

Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency transactions denominated in a currency other than the functional currency are included in the statement of operations within selling, general and administrative expenses. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive loss component of the statement of changes in stockholders’ equity and comprehensive income. The national currency of the foreign subsidiary is the functional currency.

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

Stock-Based Compensation

At June 30, 2005, the Company has a stock-based compensation plan created in 1997 which is more fully described in Note G. No stock-based employee compensation cost is reflected in the net income (loss) for years ended June 30, 2005, 2004, and 2003. The following table illustrates the effect on the net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2005	2004	2003
Net income (loss), as reported	$169,590	$(658,248)	$(665,402)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,000)	(16,000)	(16,000)

Pro forma net income (loss)	$153,590	$(674,248)	$(681,402)

Basic – as reported	$0.10	$(0.37)	$(0.36)
Basic – pro forma	0.09	(0.38)	(0.39)
Diluted – as reported	0.10	(0.37)	(0.36)
Diluted – pro forma	0.09	(0.38)	(0.39)

In December, 2004, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payments.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or in the year of adoption. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after December 15, 2005. For the Company, this would require compliance for the quarter beginning July 1, 2006. The Company has not estimated the after-tax stock option expense and intends to provide such an estimate during the second half of fiscal 2006.

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis which is not materially different from a first-in, first-out basis.

Income Taxes

Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax reporting. The tax effects of such differences are reported as deferred income taxes.

Essentially all earnings of the Company’s foreign subsidiary – Kreisler Polska - are expected to be reinvested in overseas expansion. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Earnings Per Share

During 1998, the Company adopted SFAS No. 128, “Earnings Per Share” which requires disclosure of basic and diluted earnings per share. Under SFAS No. 128, basic earnings per share are computed as earnings divided by weighted average shares outstanding. Diluted earnings per share include the dilutive effects of stock options and other potentially dilutive securities.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive loss. Other comprehensive loss refers to gains and losses that under accounting principles generally accepted in the United States of America are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive loss is comprised solely of foreign currency translation adjustments from its Polish subsidiary, which does not use the U.S. dollar as its functional currency.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts in prior years’ financial statements have been reclassified to conform to the 2005 presentation.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position or result of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset must be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of SFAS No. 143 (“FIN 47”), which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 provides that an asset retirement obligation is conditional when either the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be considered in the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that FIN 47 will have a material effect on its financial position, results of operations and cash flows.

In December, 2004, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payments.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or in the year of adoption. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets,” which amends a portion of the guidance in APB No. 29, “Accounting for Non-monetary Transactions.” Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29 allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153. The Company does not expect SFAS No. 153 to have a material effect on its financial position, results of operations or cash flows.

B. Concentration of Credit Risk

The Company maintains cash balances at several financial institutions. Accounts at each domestic institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances approximated $2,325,000 and $1,979,000 at the end of fiscal years 2005 and 2004, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

C. Inventories

Inventories consist of the following at June 30:

	2005	2004
Raw materials	$1,606,347	$1,393,224
Work in process	855,100	731,511
Finished Goods	356,447	366,978

	$2,817,894	$2,491,713

D. Property, Plant, and Equipment

Property, plant, and equipment consist of the following at June 30:

	2005	2004
Building improvements	$266,951	$225,806
Machinery and equipment	5,883,375	5,013,247

	6,150,326	5,239,053
Less accumulated depreciation	(4,659,160)	(4,297,653)

	$1,491,166	$941,400

Depreciation expense was $382,454, $315,585 and $410,331 for 2005, 2004, and 2003, respectively.

E. Split Dollar Life Insurance Receivable

Split dollar life insurance receivable represents annual life insurance premiums paid on behalf of an executive of the Company through March 31, 2002. Premiums paid by the Company on behalf of the insured executive subsequent to March 31, 2002 were included as additional compensation to the insured in the year paid. Due to the June 2004 death of the insured executive officer, the Company collected $235,450 during fiscal year 2005 in death benefit proceeds under the life insurance contract.

F. Income Taxes

The components of income tax expense/(benefit) as shown in the Consolidated Statements of Operations are as follows:

	2005	2004	2003
Current tax expense/(benefit)
Federal	$18,600	$(472,500)	$(478,100)
State	13,100	—	—
Foreign	—	—	—

Total current tax expense/(benefit)	$31,700	$(472,500)	$(478,100)

Deferred tax expense/(benefit)
Federal	121,600	93,000	73,400
State	13,500	(19,100)	(40,700)
Foreign	(19,200)	—	—

Total deferred tax expense/(benefit)	115,900	73,900	32,700

Income tax expense/(benefit)	$147,600	$(398,600)	$(445,400)

The components of earnings from operations before income taxes consisted of the following:

	2005	2004	2003
U.S.	$415,766	$(1,056,848)	$(1,110,802)
International	(98,576)	—	—

Total	$317,190	$(1,056,848)	$(1,110,802)

The tax-effected components of deferred income tax assets and liabilities consisted of the following:

	2005	2004
Accrued environmental cost	$177,347	$225,729
Federal, foreign, and state net operating loss carryforwards	310,847	169,316
Other items, net	76,100	105,844

Gross deferred tax assets	564,294	500,889

Valuation allowance	(102,342)	—

Deferred tax assets	461,952	500,889
Basis difference in fixed assets	29,051	45,591
Other items, net	5,101	16,898

Deferred tax liabilities	34,152	62,489

Net deferred tax assets	$427,800	$438,400

	2005	2004
Net deferred tax assets consist of:
Current deferred tax asset	$166,000	$173,500
Non-current deferred tax asset	261,800	264,900

Net deferred tax asset	$427,800	$438,400

As of June 30, 2005, the Company had approximately $303,000 of Federal, $3,231,000 of state, and $94,000 of foreign net operating loss carryforwards. The Federal and state net operating loss carryforwards begin to expire in 2023 and 2012, respectively, and the foreign net operating loss carryforward will expire in 2010. The valuation allowance has been developed to reduce the deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of realization of certain state deferred tax assets related to net operating loss carryforwards.

Income tax benefits related to the exercise of stock options increased additional paid-in capital by $100,424 in 2005.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

	2005	2004	2003
Federal tax computed at statutory rate	$107,800	$(359,300)	$(377,400)
State taxes, net of Federal benefit	22,100	(37,000)	(36,100)
Foreign income taxed at rates other than Federal	15,200	—	—
Other items, net	2,500	(2,300)	(31,900)

Income tax expense/(benefit)	$147,600	$(398,600)	$(445,400)

G. Stock Option Plan

The Company’s Stock Option Plan (Plan) was approved by the shareholders of the Company in November 1997, effective August 5, 1997. A maximum of 280,000 shares of the Company’s common stock may be issued under the Plan. The term for all stock options granted is ten years and optionees vest in the options over a three-year period. In the event of a change of control, as defined in the Plan, optionees become fully vested in their unexercised options.

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

On August 5, 1997, Incentive Stock Options and Nonqualified Options (1997 options) to purchase 20,000 and 112,000 shares, respectively, at a price of $1.25 per share were granted. The quoted market price of the Company’s stock at that time was $1.46 per share. On October 19, 1998, the Company granted Nonqualified Options (1998 options) to purchase 8,000 shares at a price of $5.50 per share. The quoted market price of the Company stock at that time was $5.50 per share. On April 17, 2001, the Company granted Nonqualified Options (2001 options) to purchase 16,000 shares at a price of $5.50 per share. The 2001 options expired in fiscal 2004 due to resignations of the two board members to whom those options were granted. The quoted market price of the Company stock at that time was $6.00 per share. Additionally, on December 23, 2003, the Company granted Nonqualified Options (2004 options) to purchase 16,000 shares at a price of $5.00 per share. The quoted market price of the Company stock at that time was also $5.00 per share. The following table summarizes option activity:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Option Activity
Outstanding, beginning of period	105,501	$1.93	105,501	$2.00	105,501	$2.00

Granted			16,000	$5.00	—	—
Exercised	(64,000)	$1.25	—	—	—	—
Expired or surrendered			(16,000)	$5.50	—	—

Outstanding, end of period	41,501	$2.97	105,501	$1.93	105,501	$2.00

Exercisable, end of period	30,834	$2.27	89,501	$1.38	100,167	$1.81

The weighted average life of the options is five years. The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

	Fiscal Year Option Granted
	2004	2001	1998	1997
Fair value per option	$5.00	$4.80	$4.10	$.67
Assumptions:
Annualized dividend yield	0%	0%	0%	0%
Expected volatility	27.17%	105.49%	96.23%	32.18%
Risk free interest rate	3.22%	4.87%	4.06%	6.13%
Expected option terms (years)	5	5	5	5

H. Earnings Per Share

	2005	2004	2003
Basic EPS:
Net Income (Loss)	$169,590	$(658,248)	$(665,402)
Basic Shares	1,762,973	1,762,447	1,846,697
Per Share	$0.10	$(0.37)	(0.36)

Diluted EPS:
Net Income (Loss)	$169,590	$(658,248)	$(665,402)
Effect of options	$20,332	$68,596	$68,485
Diluted shares	1,783,305	1,831,043	1,915,181
Anti-dilutive options	—	$(68,596)	$(68,484)
Per Share	$0.10	$(0.37)	$(0.36)

I. Significant Customers

In 2005, 2004 and 2003, a substantial portion of the Company’s sales were to three industrial customers and the U.S. Government. Sales to, and accounts receivable from, these customers for the past three years were as follows:

	U.S. Government		Industrial Customers
	Sales	A/R	Sales	A/R
2005	$1,497,104	$461,810	$10,731,335	$2,430,227
2004	1,631,427	397,973	7,985,789	1,550,654
2003	2,859,052	417,909	7,614,277	1,029,095

J. Commitments and Contingencies

Leases

The Company conducts its operations from leased facilities, which include manufacturing plants. The New Jersey manufacturing plant lease expires in September 2006. The Poland facility is a monthly lease requiring six months notice of cancellation by either party. The Company has also entered into capital leases for five pieces of manufacturing equipment. The equipment is included in June 30, 2005 property and equipment with a cost of $448,070 and accumulated depreciation of $38,978. Future minimum lease commitments for each of the next five years and in aggregate as of June 30, 2005 are as follows:

	Capital Leases	Operating Leases
Year ending June 30,
2006	$107,102	$273,518
2007	107,102	76,905
2008	107,102	4,080
2009	107,102	—
2010	78,591	—
Thereafter	—	—

	$506,999	$354,503

Less amount representing interest	(84,152)

Present value of net minimum capital lease payments	422,847
Less current maturities	(76,869)

Long term capital lease obligation	$345,978

Total rental expense for 2005, 2004, and 2003 amounted to $243,437, $245,862, and $239,470, respectively.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $443,000, most of which is expected to be incurred by the Company over the next year. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

At June 30, 2005, estimated remediation payments are as follows:

Year Ending June 30,
2006	$479,000
2008	7,300
Thereafter	14,700

501,000
Unamortized discount	(58,000)

$443,000

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

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its KIC manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. KIC follows the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. In July 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company has also retained legal counsel. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The estimated cost of these procedures is approximately $10,000 per year. Alternative procedures are in the preliminary stages of consideration. Although there is no definitive method to estimate the fines or penalties which may be imposed on the Company in the resolution of this matter, the estimated range of such fines or penalties is $25,000 to $50,000. The Company has included a charge against earnings of $37,500 for the year ended June 30, 2005.

K. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise’s general-purpose financial statements. It requires that all public businesses report information about the revenues derived from the enterprise’s products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

The Company has elected to organize its businesses based principally upon geographic areas. The Company evaluates performance and allocates resources based on revenues, operating income (loss) and net assets employed. The accounting policies of the reportable segments are the same as those described in “Summary of Significant Accounting Policies”. There are no material inter-segment sales. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Geographic information regarding the Company’s net sales and long-lived assets is as follows:

	United States	Inception March, 2005 Poland	Total
2005
Sales to unaffiliated customers	$14,445,974	$1,827	$14,447,801
Income (loss) from operations	341,687	(98,638)	243,049
Interest income	74,079	62	74,141

Income (loss) before income tax expense	415,766	(98,576)	317,190

Segment assets	11,300,374	276,965	11,577,339
Depreciation	363,976	18,478	382,454

L. Related Party Transactions

There were no fees paid to related parties in fiscal years 2005 and 2004. Consulting fees paid to one of the Company’s former board members during fiscal 2003 approximated $66,500.

M. Liabilities in Excess of 5% of Current Liabilities

Liabilities other than trade payables that exceed 5% of current liabilities include accrued environmental costs of $427,000 at June 30, 2005 and $293,000 of payroll and vacation accruals as well as $159,000 of accrued environmental cost at June 30, 2004.

N. Employee Benefit Plan

Beginning April 1, 2005 the Company established an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. All employees, except those covered by a collective bargaining agreement, are eligible to participate in the plan after completing one year of service. The employer may, in its sole discretion, contribute and allocate to each eligible participant’s account a percentage of the participant’s elective deferrals. Matching contributions, if any, shall be determined as of the end of the plan year. No matching contributions were made to the 401(k) plan during fiscal 2005. The plan does not offer employees an option to invest in the shares of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kreisler Manufacturing Corporation

We have audited the accompanying consolidated balance sheets of Kreisler Manufacturing Corporation (a Delaware corporation) and its subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreisler Manufacturing Corporation and its subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Gregory, Sharer &Stuart, P.A.

St. Petersburg, Florida

September 22, 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001.(2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 10-K filed on September 19, 2005
+	Compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: September 24, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael D. Stern	Co-President & Chief Executive Officer (Principal Executive Officer)	September 24, 2005
Michael D. Stern

/s/ Edward A. Stern	Co-President & Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2005
Edward A. Stern

/s/ Wallace N. Kelly	Director, Chairman of the Board	September 24, 2005
Wallace N. Kelly

/s/ Michael L. Goldberg	Director	September 24, 2005
Michael L. Goldberg

/s/ John W. Poling	Director	September 24, 2005
John W. Poling

/s/ Ronald Nussle, Jr.	Director	September 24, 2005
Ronald Nussle, Jr.

EXHIBIT INDEX

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000 (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001(2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001

(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2003
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 10-K filed on September 19, 2005
+	Compensatory plan or arrangement