Form 10QSB
period 2005-09-30
KREISLER MANUFACTURING CORP
filed 2005-11-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s Common Stock, par value $.125 per share, as of November 7, 2005 was 1,826,447 shares.

Transitional small business disclosure format (check one):    ☐  Yes    ☒  No

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	Quarter Ended 9/30/2005	Year Ended 6/30/2005
Assets
Cash and cash equivalents	$3,654,628	$3,409,552
Accounts receivable – trade, net ($10,000 allowance for uncollectible accounts)	2,947,006	3,201,376
Inventories
Raw Materials	1,728,261	1,606,347
Work in Process	909,611	855,100
Finished Goods	394,165	356,447
Deferred tax asset, current	166,000	166,000
Other current assets	124,904	229,551

Total Current Assets	$9,924,575	$9,824,373

Property, plant and equipment, at cost	6,253,935	6,150,326
less – accumulated depreciation	(4,754,996)	(4,659,160)

Property, Plant and Equipment, net	1,498,939	1,491,166

Deferred tax asset, non-current	132,200	261,800

Total Non-Current Assets	1,631,139	1,752,966

Total Assets	$11,555,714	$11,577,339

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$886,943	$1,049,613
Accrued expenses	123,829	112,837
Obligation under capital leases	75,362	76,869
Accrued environmental cost	388,363	426,825

Total Current Liabilities	$1,474,497	$1,666,144

Obligation under capital leases	325,809	345,978
Accrued environmental cost	16,541	16,541

Total Long-Term Liabilities	342,350	362,519

Stockholders’ Equity
Common Stock, $.125 par value - 3,000,000 shares authorized; 1,826,447 shares issued and outstanding	228,306	228,306
Additional paid-in capital	540,216	540,216
Retained earnings	8,995,765	8,805,139
Accumulated other comprehensive loss	(25,420)	(24,985)

Total Stockholders’ Equity	9,738,867	9,548,676

Total Liabilities and Stockholders’ Equity	$11,555,714	$11,577,339

The accompanying notes are an integral part of these consolidated financial statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended September 30	2005	2004
Revenues	$4,129,240	$3,113,923

Cost of goods sold	3,551,532	2,692,219
Selling, general and administrative expenses	283,165	247,615

Total Costs and Expenses	3,834,697	2,939,834

Income from operations	294,543	174,089

Other income:
Interest	25,683	11,107

Income before income taxes	320,226	185,196

Income tax provision	(129,600)	(70,000)

Net income	$190,626	$115,196

Income per share:
Net income – basic shares	$0.10	$0.07
Net income – diluted shares	$0.10	$0.06
Average Common Shares - Basic	1,826,447	1,762,447
Average Common Shares - Diluted	1,846,326	1,834,081

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended September 30	2005	2004
Cash flows from Operating activities:
Net income	$190,626	$115,196
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	95,836	67,543
Deferred tax asset	129,600	51,400
(Increase) decrease in operating assets:
Accounts receivable – trade	253,935	154,232
Inventories	(214,143)	101,947
Income tax receivable	—	18,608
Other current assets	104,647	35,056
Increase (decrease) in operating liabilities:
Accounts payable – trade	(162,670)	66,972
Accrued expenses	10,992	(154,579)
Accrued environmental costs	(38,462)	(40,507)

Net Cash Provided by Operating Activities	370,361	415,868

Cash Flows from Investing Activities:
Purchase of property and equipment	(103,609)	—

Net Cash (Used) by Investing Activities	(103,609)	—

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(21,676)	—

Net Cash (Used) by Financing Activities	(21,676)	—

Increase in cash and cash equivalents	245,076	415,868
Cash and cash equivalents at beginning of year	3,409,552	3,367,494

Cash and cash equivalents at September 30	$3,654,628	$3,783,362

Supplemental Disclosure of Cash Flow Information
Interest paid	$8,941	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements include the accounts of Kreisler Manufacturing Corporation (the “Company”) and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), after elimination of inter-company transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by SEC Regulation S-B, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2005.

2. Inventories

Inventory valuation for the quarters ending December 31 and June 30 is based on actual physical inventory counts. For the quarters ending September 30 and March 31 inventory valuation is based on internal perpetual inventory records. The Company compares the physical inventory valuation for the periods ending December 31 and June 30 with the perpetual inventory record valuation. At June 30, 2005, the comparison resulted in a valuation difference of 1%, a difference which the Company believes is primarily attributable to fluctuations of the material scrap rate percentage. Any substantial variance in the actual material scrap rate percentage could significantly increase or decrease profits due to changes in the costs of goods sold. For the two quarters in which internal perpetual records are used to value the inventory, raw materials, work in process and finished goods inventories are allocated based on the same percentage of total inventory that existed at the time of the most recent physical inventory valuation.

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

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. Kreisler Industrial follows the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it was in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company also retained legal counsel. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The estimated cost of these procedures is approximately $10,000 per year. Alternative procedures are in the preliminary stages of consideration. The Company met with PVSC representatives in October 2005 to discuss the proposed fine for the permit violation. PVSC representatives proposed a fine of $21,500. The Company expects to pay this amount by December 31, 2005. Based on previously estimated range of penalties, the Company included a charge against earnings of $37,500 for the year ended June 30, 2005 and no additional amounts have been accrued.

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. The remaining cost estimated for remediation of the site is approximately $405,000. It is reasonably possible that the Company’s recorded estimate of remediation cost may change. With regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation.

4. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the exercise of employee stock options net of shares assumed purchased with option proceeds.

	Three Months Ended September 30,
	2005	2004
Net income	$190,626	$115,196

Weighted-average shares outstanding	1,826,447	1,762,447
Dilutive impact of stock options	19,879	71,634

Weighted-average shares outstanding assuming dilution	1,846,326	1,834,081

Net income per share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.06

5. Reclassification

Certain amounts in prior years’ financial statements have been reclassified to conform to September 30, 2005 presentation. The Company has reclassified certain employee payroll and benefit expenses from Cost of goods sold to Selling, general and administrative expenses. This resulted in an increase in Selling, general and administrative expenses of $135,000 for the three months ended September 30, 2005 and $117,000 for the three months ended September 30, 2004 and a corresponding equivalent decrease in Cost of goods sold. This reclassification has no effect on the net income of the Company for the three months ended September 30, 2005 and September 30, 2004, respectively.

6. Segment Information

The Company has elected to organize its business based principally upon geographic areas. The Company evaluates performance and allocates resources based on revenues, operating income (loss) and net assets employed. Net sales are attributed to geographic areas based on the location of the assets producing the revenues. Geographic information regarding the Company’s net sales and long-lived assets is as follows:

Selected Financial Results by Geographic Segment

	United States	Poland	Total
September 30, 2005
Sales to unaffiliated customers	$4,128,259	$981	$4,129,240

Income (loss) from operations	370,620	(76,077)	294,543
Interest income	25,622	61	25,683

Income (loss) before income tax expense	$396,242	$(76,016)	$320,226

Segment assets	$11,048,208	$507,506	$11,555,714
Depreciation	$90,741	$5,095	$95,836

Starting from inception through September 30, 2005, the Company provided Kreisler Polska with equity investments totaling approximately $559,000, a loan of approximately $34,000 and amounts due for provided goods and services totaling approximately $138,000.

PART I

Item 2

Kreisler Manufacturing Corporation and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain oral statements made by management of the Company from time to time and certain statements contained herein or in periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

Overview

The Company is a Delaware business corporation which was incorporated on December 13, 1968. The Company succeeded a New Jersey business corporation, which was incorporated in New Jersey in 1940, and which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”), which was incorporated in New Jersey on July 3, 1956, and Kreisler Polska Sp. z o.o (“Kreisler Polska”), which was incorporated in Krakow, Poland in March 2005, manufacture precision metal components and assemblies for use in military and commercial aircraft engines and industrial gas turbines. These products primarily include tube and manifold assemblies of multiple sizes and configurations.

The Company sells products to the commercial aircraft engine, military aircraft engine and industrial gas turbine industries. Increased demand for commercial and military engine components in the three months ended September 30, 2005 has enabled the Company to achieve a year-over-year sales increase. Kreisler Polska provides machined components to the Company’s other subsidiary, Kreisler Industrial. In addition, Kreisler Polska achieved ISO 9001:2000 and AS/EN9100:2004 quality system accreditations in October 2005. Kreisler Polska is the sixth company in Poland to achieve AS/EN9100:2004 accreditation. These accreditations prove that the Quality Management System of Kreisler Polska has been certified by an independent organization against an international best practice standard and found compliant and is a requirement for Kreisler Polska to attract new customers. Kreisler Industrial was already certified to these accreditations

The Company continues to pursue new program opportunities. Kreisler Industrial recently reached an agreement to provide the fuel manifold used on the Trent 1000 engine. The Trent 1000 engine is one of two engines offered for the Boeing 787 Dreamliner. Kreisler Industrial is also providing components used on the GEnx© which is the other engine offered for the Boeing 787 Dreamliner. These are long-term programs with an estimated in-service date for this aircraft is 2008. More immediate opportunities are part of the development of the F135 engine used on the F-35 Joint Strike Fighter (“JSF”). The need for engine components for the JSF program will fluctuate with the various phases of development with an in-service date estimate of 2009.

The Company’s growth opportunities are potentially limited by its historical reliance on a few significant customers. The Company’s largest customer has established manufacturing operations outside of the United States that provide production capabilities similar to those offered by the Company. In addition, this customer may seek to transfer some of the components presently produced by the Company to these operations. There are presently governmental restrictions on the transfer of certain military programs for manufacture outside of the United States but there are no assurances that such restrictions will continue. This reliance may have a material adverse effect on the Company and is further exacerbated by the highly competitive nature of its markets.

During the three months ended September 30, 2005, the Company introduced elements of lean manufacturing to all Kreisler Industrial production areas. This included the use of an outside consultant to facilitate continuous improvement activities within Kreisler Industrial. The Company believes that the use of these techniques will lead to improved production efficiency and lower material scrap rates and, over time, will help improve the Company’s competitive position.

Results of Operations

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

Sales increased $1,015,000 or 33% to $4,129,000 for the three months ended September 30, 2005 compared with $3,114,000 for the three months ended September 30, 2004. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales - Three Months Ended September 30,				Percent of Sales
	2005	2004	$ Change	% Change	2005	2004
Commercial	$1,610,000	$1,348,000	$262,000	19%	39%	43%
Military	2,230,000	1,489,000	741,000	50%	54%	48%
Industrial Gas Turbine	289,000	277,000	12,000	4%	7%	9%

Total	$4,129,000	$3,114,000	$1,015,000	33%	100%	100%

The Company’s commercial aero-engine sales increased $262,000 or 19% compared to the three months ended September 30, 2004. Increased demand for CF34, PW4000, PW6000 and V2500 engine components offset declines in the shipment of development components for the GP7000 (used on the Airbus A380).

The Company’s sales of components used in military engine applications during the three months ended September 30, 2005 increased $741,000 or 50% compared to the three months ended September 30, 2004. The increase is primarily attributable to an increase in delivery of development engine components for the F135 engine (used on the F-35 Joint Strike Fighter) as well as an increase in spare parts sales to the U.S. Government. These gains were partially offset by a year-over-year decrease in sales of F119 engine components (used on the F-22 Raptor). For the three months ended September 30, 2005, development programs resulted in non-recurring engineering charges paid to the Company of $114,000, an increase of $77,000 compared to the three months ended September 30, 2004.

For the three months ended September 30, 2005, the Company experienced an increase of $12,000 or 4% in the sale of products to the industrial gas turbine industry as compared to the same period in 2004. This increase is primarily the result of the spare part requirements for 501 heavy industrial gas turbine components. Approximately 23% or $63,000 of industrial gas turbine sales for the three months ended September 30, 2004 was attributable to the settlement of and payment receipt for terminated materials.

Cost of goods sold for the three months ended September 30, 2005 was 86.0% of sales or $3,552,000 compared to 86.5% of sales or $2,692,000 for three months ended September 30, 2004. This improvement has resulted in an increase in gross margin of 0.5%. Cost of goods sold for the three months ended September 30, 2005 increased $860,000 or 32% compared to the three month period ended September 30, 2004. The Company experienced a net increase of $517,000 in professional fees, information technology consulting costs, workers’

compensation insurance costs, factory supplies as well as employee-related costs and benefits. Material usage increased $379,000 for the three months ended September 30, 2005 due to higher sales and lower purchased material content. Depreciation expenses increased $28,000 primarily due to added capital equipment placed in service at Kreisler Industrial and Kreisler Polska.

Selling, general and administrative expenses for the three months ended September 30, 2005 were 6.9% of sales or $283,000 compared to 8.0% of sales or $248,000 for the three months ended September 30, 2004. The increase of $35,000, or 14%, is primarily the result of increases in administrative employee-related costs and benefits and accounting fees, offset by decreases in legal fees.

The income from operations for the three months ended September 30, 2005 of $295,000 was $121,000 higher than the income from operations as of September 30, 2004 of $174,000.

Interest income of $25,700 for the three months ended September 30, 2005 was $14,600 higher compared to the three months ended September 30, 2004.

Income before income taxes for the three months ended September 30, 2005 was $320,000 compared to the income before income taxes for the same period in 2004 of $185,000.

Income tax provision for the three months ended September 30, 2005 totaled $129,600 compared to an income tax provision of $70,000 for the same period in 2004.

Backlog as of September 30, 2005 is approximately $16.8 million compared to $12.3 million for the same period in the prior year. The backlog increased $4.5 million or 37%. Backlog as of June 30, 2005 was $16.8 million. Backlog is subject to change with reduced purchase order duration and terminations. An additional $1.1 million in PW4000 commercial aircraft engine orders are under discussion with a customer for possible termination due to declines in market demand for the components. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2005 increased $245,000, or 7%, to $3,655,000 compared to cash and cash equivalents of $3,410,000 at June 30, 2005.

Cash provided by operating activities for the period ended September 30, 2005 was $370,000 which was primarily attributable to the Company’s net income of $191,000 as well as decreases in accounts receivable, deferred tax asset and other current assets. These inflows were partially offset by decreases in accounts payable, accrued environmental costs and increases in inventories.

Cash used in investing activities for the period ended September 30, 2005 amounted to $104,000 and is attributable to the purchase of capital equipment by the Company. Cash used from financing activities totaled $22,000 and is attributable to capital lease payments for machining equipment. The Company believes that operating cash flow as well as cash on-hand is sufficient to cover anticipated capital expenditures of approximately $350,000 for the 12 months ending September 30, 2006.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of September 30, 2005 the foreign currency translation adjustment amounted to $40,800. The net effect after adjusting for a tax benefit of $15,600 is a reduction in stockholders’ equity of $25,000. Current period realized foreign currency gains and losses are included as part of selling, general and administrative expenses. As of September 30, 2005, this loss amounted to $4,600.

Critical Accounting Policies

The Company’s critical accounting policies and estimates require significant accounting judgments to be made by management. Note A in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission provides additional details regarding all of the Company’s critical and significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Inter-company transactions and accounts have been eliminated.

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

Accounts receivable – trade is net of an allowance for estimated uncollectible accounts of $10,000 as of September 30, 2005 and June 30, 2005.

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

Inventory Valuation

Inventory valuation for the three months ending December 31 and June 30 is based on actual physical inventory counts. For the three months ending September 30 and March 31 inventory valuation is based on internal perpetual inventory records. The Company compares the physical inventory valuation for the periods ending December 31 and June 30 with the perpetual inventory record valuation. At June 30, 2005, the comparison resulted in a valuation difference of 1%, a difference which the Company believes is primarily attributable to fluctuations of the material scrap rate percentage. Any substantial variance in the actual material scrap rate percentage could significantly increase or decrease profits due to changes in the costs of goods sold. For the two quarters in which internal perpetual records are used to value the inventory, raw materials, work in process and finished goods inventories are allocated based on the same percentage of total inventory that existed at the time of the most recent physical inventory valuation.

Certain Relationships and Related-Party Transactions

On July 1, 2005, the Company and Wallace N. Kelly, Chairman of the Board of the Company, entered into a letter agreement (the “Consulting Agreement”) setting forth the terms of the Company’s engagement of Mr. Kelly to render technical advisory services to the Company in the areas of process engineering, product development, strategic planning, customer and marketing support, as directed by the Chief Executive Officer of the Company.

The Company agreed to pay Mr. Kelly $1,000 for each full (eight hours or greater) day that he performs such services during the term of the Consulting Agreement. For days that Mr. Kelly performs the services during less than eight hours, the fee will be based on the fraction of actual hours during which the services were performed to eight hours.

The Company will also reimburse Mr. Kelly for all reasonable out-of-pocket expenses incurred during the term of the Consulting Agreement, including, but not limited to, Mr. Kelly’s commute to or from his home residence, living expenses while on site in New Jersey and certain business travel and entertainment expenses. The Consulting Agreement became effective on July 1, 2005 and continues until thirty days following a written termination notice by either party to the Consulting Agreement.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding the required disclosure, and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, the Company filed a Form 8-K with the SEC 54 business days, instead of 4 business days, after entering into a related-party transaction between the Company and Mr. Wallace N. Kelly. This related-party transaction was incorporated by reference in the Company’s Form-10K for the fiscal year ended June 30, 2005 and in the Company’s Proxy Statement.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

The Company is subject to legal proceedings related to an environmental matter. The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its location at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations. The Company met with PVSC representatives in October 2005 to discuss the proposed fine for the permit violation. PVSC representatives proposed a fine of $21,500. The Company expects to pay this amount by December 31, 2005.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits

(a)	Part I – Exhibits

10.1	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed on September 19, 2005.

11	Statement regarding computation of per share earnings incorporated by reference to Note 4 to Consolidated Financial Statements included in this Quarterly Report on Form-10QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: November 14, 2005

EXHIBIT INDEX

10.1	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly incorporated by reference to Exhibit 10.7 of the current report on Form 8-K filed on September 19, 2005.

11	Statement regarding computation of per share earnings incorporated by reference to Note 4 to Consolidated Financial Statements included in this Quarterly Report on Form-10QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350