Form 10KSB/A
period 2005-06-30
KREISLER MANUFACTURING CORP
filed 2005-12-28
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Common Stock, $.125 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The issuer’s revenues for its most recent fiscal year were $14,447,801.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $4,697,464.(1)

The number of shares of Common Stock outstanding as of December 9, 2005 was 1,826,447 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)    ☐  Yes    ☒  No

(1)	The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last closing price for the Common Stock as quoted on the NASDAQ Small Cap Market on September 14, 2005. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

EXPLANATORY NOTE

Kreisler Manufacturing Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-KSB due to cost and expense reclassifications that affect the Consolidated Statements of Operations and related disclosures as reported in the Company’s Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on September 28, 2005. Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005, the Company reclassified certain employee payroll and benefit expenses from Cost of goods sold to Selling, general and administrative expenses. The reclassification in the Form 10-QSB for the three months ended September 30, 2005 incorporated fiscal year 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. This Amendment No. 1 applies that same reclassification to the fiscal year ended June 30, 2005 and enables a direct comparison of changes in Cost of goods sold and Selling, general and administrative expenses. This reclassification has no effect on the Company’s Total Costs and Expenses or Net Income. The Company has determined that this reclassification is not applicable for the fiscal years ended June 30, 2004 and June 30, 2003, respectively. Please refer to the Reclassification note contained in Note A of Operations and Summary of Significant Accounting Policies for further discussion of the reclassification.

The Company has also made the following corrections or modifications to Form 10-KSB for the fiscal year ended June 30, 2005:

•	Repayment of obligations under capital leases has been reclassified from Cash Flows From Investing Activities to Cash Flows From Financing Activities. This reclassification has no effect on the Increase (decrease) in cash and cash equivalents for the year ended June 30, 2005.

•	Footnote No. 5 to the Exhibits has been corrected to reference Form 8-K.

•	The Company has also corrected the cover page of this Form 10-KSB/A and updated the signature page and Exhibits 31.1, 31.2 and 32.1 included in this Form 10-KSB/A. Exhibit 32.2 filed with Form 10-KSB has been incorporated in Exhibit 32.1 included in this Form 10-KSB/A.

Except as discussed above, the Company has not modified or updated disclosures presented in the original annual report on Form 10-KSB. Accordingly, this Form 10-KSB/A does not reflect events occurring after the filing of the Company’s original Form 10-KSB or modify or update those disclosures affected by subsequent events. Information not affected by the reclassification is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB. This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. The following items have been amended as a result of the reclassifications and corrections:

Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation;

Part II – Item 7 – Financial Statements;

Part II – Item 8A – Controls and Procedures; and

Part III – Item 13 – Exhibits.

FORM 10-KSB/A (Amendment No. 1) ANNUAL REPORT

KREISLER MANUFACTURING CORPORATION

PART I

Forward-Looking Statements

Certain oral statements made by management of the Company from time to time and certain statements contained herein or in periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations - 2005 Compared to 2004

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

Cost of goods sold for fiscal year 2005 was 92.3% of sales or $13,342,000 compared to 103.5% of sales or $12,723,000 for fiscal year 2004. Cost of goods sold for fiscal year 2005 increased $619,000 compared to Cost of goods sold for fiscal year 2004. Increases in information technology outsourcing fees, factory supplies, travel-related costs, shipping charges and office-related expenses were offset by decreases in certain employee payroll and benefit expenses, total insurance costs as well as lower tooling costs. Of the net $767,000 decrease in Cost of goods sold for these items, $506,000 is attributable to the reclassification of certain employee payroll and benefit expenses from Cost of goods sold to Selling, general and administrative expenses. This net $767,000 decrease in Cost of goods sold was offset by higher purchased material costs as well as start-up costs for Kreisler Polska. Material usage increased $1,397,000 for fiscal year 2005 due to higher sales and increased purchased material content. Depreciation expenses increased $67,000. Revenue sharing expenses attributable to the Rolls-Royce AE3007 engine program declined $183,000 due to the completion of the Company’s involvement in that program.

Selling, general and administrative expenses for fiscal year 2005 were 6.0% of sales or $862,000 compared to 5.5% of sales or $680,000 for the prior fiscal year. This increase of $182,000, or 27%, is primarily the result of increases in legal, director and accounting fees as well as higher employee payroll and benefit expenses partially offset by lower sales commissions. The increase in employee payroll and benefit expenses is due to fiscal year 2005 changes in management positional responsibilities as well as the duplication of certain administrative personnel required during the transition of the corporate office from St. Petersburg, Florida to the Company’s facility located in Elmwood Park, New Jersey.

The income from operations for the year ended June 30, 2005 was $243,000 compared to the loss from operations as of June 30, 2004 of $1,107,000.

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

Results of Operations - 2004 Compared to 2003

Sales decreased $208,000 or 2% to $12,296,000 for the year ended June 30, 2004 compared with $12,504,000 for the year ended June 30, 2003. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales				Percent of Sales
	2004	2003	$ Change	% Change	2004	2003
Commercial	$5,164,000	$7,502,000	$(2,338,000)	(31)%	42%	60%
Military	6,111,000	2,876,000	3,235,000	112%	50%	23%
Industrial Gas Turbine	1,021,000	2,126,000	(1,105,000)	(52)%	8%	17%

Total	$12,296,000	$12,504,000	$(208,000)	(2)%	100%	100%

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

Cash used in investing activities for the year ended June 30, 2005 amounted to $484,000 and is attributable to the purchase of assets by the Company. Capital expenditures for fiscal 2005 totaled $932,000 of which $484,000 was for equipment purchased using the Company’s available cash resources and $448,000 was for equipment acquired under capital leases. The Company believes that adequate liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of $350,000 for the year ending June 30, 2006.

Cash flows from financing activities for the year ended June 30, 2005 totaled $290,000 and is due to the exercise of 64,000 stock options under the Company’s 1997 Stock Option Plan and $235,000 associated with the collection of the split dollar life insurance policy receivable. These items were partially offset by capital lease payments totaling $25,000 for the year ended June 30, 2005.

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

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries and the Auditor’s Report are included herein:

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

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

Three years ended June 30, 2005

	2005	2004	2003
Revenues	$14,447,801	$12,295,688	$12,504,049

Cost of goods sold	13,342,311	12,722,800	13,057,363
Selling, general and administrative expenses	862,441	679,726	765,467
Net gain on environmental remediation	—	—	(105,376)

Total Costs and Expenses	14,204,752	13,402,526	13,717,454

Income (loss) from operations	243,049	(1,106,838)	(1,213,405)

Interest and other earnings	74,141	49,990	102,603

Income (loss) before income taxes	317,190	(1,056,848)	(1,110,802)

Income tax (expense)/benefit	(147,600)	398,600	445,400

Net Income (Loss)	$169,590	$(658,248)	$(665,402)

Earnings per share:
Net Income (loss) - basic	$0.10	$(0.37)	$(0.36)
Net Income (loss) - diluted	$0.10	$(0.37)	$(0.36)
Average common shares - basic	1,762,973	1,762,447	1,846,697
Average common shares - diluted	1,783,305	1,831,043	1,915,181

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three years ended June 30, 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance June 30, 2002	$249,070	$1,651,179	$9,959,199	$—	$11,859,448
Purchased & retired stock	(28,764)	(1,283,387)	—	—	(1,312,151)
Net Loss	—	—	(665,402)	—	(665,402)

Balance June 30, 2003	$220,306	$367,792	$9,293,797	$—	$9,881,895
Net Loss	—	—	(658,248)	—	(658,248)

Balance June 30, 2004	$220,306	$367,792	$8,635,549	$—	9,223,647
Comprehensive Income:	—	—	—	—	—
Net Income	—	—	169,590	—	169,590
Foreign currency translation adjustment(1)	—	—	—	(24,985)	(24,985)

Total Comprehensive Income					144 605

Exercise of stock options(2)	8,000	72,000	—	—	80,000
Tax benefit from exercise of stock options (2)	—	100,424	—	—	100,424

Balance June 30, 2005	$228,306	$540,216	$8,805,139	$(24,985)	$9,548,676

(1)	Net of tax benefit of $15,401
(2)	Issued June 28, 2005, 64,000 shares at par value of $0.125

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three Years Ended June 30, 2005

	2005	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$169,590	$(658,248)	$(665,402)

Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	382,454	315,585	410,331
Tax benefit from exercise of stock options	100,424	—	—
Deferred tax asset	10,600	73,900	32,700
Decrease (increase) in operating assets:
Accounts receivable - trade	(662,835)	(733,569)	567,585
Insurance recovery	—	—	243,000
Inventories	(326,181)	(36,205)	168,308
Income tax receivable	437,422	298,300	(490,822)
Other current assets	(48,702)	155,083	(117,490)
Increase (decrease ) in operating liabilities:
Accounts payable - trade	521,514	8,311	310,118
Accrued expenses	(189,728)	(75,647)	(446,164)
Accrued environmental cost	(158,577)	(426,635)	(314,455)

Net Cash Provided (Used) By Operating Activities	235,981	(1,079,125)	(302,291)

Cash Flows From Investing Activities
Purchase of property, plant, and equipment	(484,150)	(203,568)	(100,593)

Net Cash Used by Investing Activities	(484,150)	(203,568)	(100,593)

Cash Flows From Financing Activities
Receipt of split-dollar life insurance receivable	235,450	—	—
Exercised stock options	80,000	—	—
Purchase of Company Stock	—	—	(1,312,151)
Repayment of obligations under capital leases	(25,223)	—	—

Net Cash Provided (Used) by Financing Activities	290,227	—	(1,312,151)

Increase (decrease) in cash and cash equivalents	42,058	(1,282,693)	(1,715,035)

Cash and cash equivalents at beginning of year	3,367,494	4,650,187	6,365,222

Cash and cash equivalents at end of year	$3,409,552	$3,367,494	$4,650,187

Supplemental Disclosure of Cash Flow Information
Income Taxes Paid	$—	$—	$245,269
Interest paid	$22,129	—	—

Non-cash Investing and Financing Activities:
Obligation under capital leases in exchange for equipment	$448,070

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

Accounts Receivable - Trade

Accounts receivable-trade represent uncollateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

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

Essentially all earnings of the Company’s foreign subsidiary – Kreisler Polska – are expected to be reinvested in overseas expansion. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

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

Reclassification

Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005 and filed with the Securities and Exchange Commission on November 14, 2005, the Company reclassified certain employee payroll and benefit expenses from Cost of goods sold to Selling, general and administrative expenses. This reclassification in the Form 10-QSB for the three months ended September 30, 2005 incorporated fiscal year 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. This Amendment No. 1 applies that same reclassification to the fiscal year ended June 30, 2005 and enables a direct comparison of changes in Cost of goods sold and Selling, general and administrative expenses. The reclassification results in an increase in Selling, general and administrative expenses of $506,046 for the fiscal year ended June 30, 2005 and a corresponding equal decrease in Cost of goods sold. This reclassification has no effect on the Total Costs and Expenses or the Net Income of the Company for the fiscal year ended June 30, 2005. The Company has determined that this reclassification is not applicable for the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

	Form 10-KSB as filed with SEC Sep-28-2005	Reclassification Amount	Form 10-KSB/A (Amendment No. 1)
Cost of goods sold	$13,848,357	$(506,046)	$13,342,311
Selling, general and administrative expenses	356,395	506,046	862,441

Total Costs and Expenses	$14,204,752	$—	$14,204,752

The Company corrected the classification of repayments of obligations under capital leases in the consolidated statement of cash flows from investing activities to financing activities. The information related to these reclassifications was discovered subsequent to the issuance of the consolidated financial statements. The consolidated statements of operations and cash flows have been restated to reflect these reclassifications.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, revised as described in the reclassification paragraph of Note A, present fairly, in all material respects, the financial position of Kreisler Manufacturing Corporation and its subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the three-year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the reclassification paragraph of Note A to the consolidated financial statements, as a result of some management positional changes during 2005, certain employee payroll and benefit expenses incurred during fiscal year 2005 have been reclassified from cost of goods sold to selling, general and administrative expenses. This resulted in an increase in selling, general and administrative expenses of $506,046 for the twelve months ended June 30, 2005 and a corresponding decrease in cost of goods sold. In addition, the Company corrected the classification of repayments of obligations under capital leases in the consolidated statement of cash flows from investing activities to financing activities. The information related to these reclassifications was discovered subsequent to the issuance of the consolidated financial statements. The consolidated statements of operations and cash flows have been restated to reflect these reclassifications.

Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

September 22, 2005, except for the reclassification paragraph of Note A as to which the date is December 23, 2005

ITEM 8A. CONTROLS AND PROCEDURES

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

The Company’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, the Company filed a Form 10-KSB for the fiscal year ended June 30, 2005 which contained an error in the Statement of Cash Flows. Repayments of obligations under capital leases have been reclassified from Cash Flow From Investing Activities to Cash Flows From Financing Activities. This reclassification has no effect on the Increase (decrease) in Cash and cash equivalents for the fiscal year ended June 30, 2005.

PART III

ITEM 13. EXHIBITS

The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001. (2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

11	Statement regarding computation of per share earnings.*

21	Subsidiaries of the registrant.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
+	Compensatory plan or arrangement(5)
*	Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: December 23, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Michael D. Stern Michael D. Stern	Co-President & Chief Executive Officer, Director (Principal Executive Officer)	December 23, 2005

/s/ Edward A. Stern Edward A. Stern	Co-President & Chief Financial Officer (Principal Financial Officer)	December 23, 2005

/s/ Wallace N. Kelly Wallace N. Kelly	Director, Chairman of the Board	December 23, 2005

/s/ Michael L. Goldberg Michael L. Goldberg	Director	December 23, 2005

/s/ John W. Poling John W. Poling	Director	December 23, 2005

/s/ Ronald Nussle, Jr. Ronald Nussle, Jr.	Director	December 23, 2005

EXHIBIT INDEX

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation and T&T Investments dated October 1, 2000 (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001(2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

11	Statement regarding computation of per share earnings.*

21	Subsidiaries of the registrant.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2003
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
+	Compensatory plan or arrangement(5)
*	Previously filed