Form 10QSB
period 2005-12-31
KREISLER MANUFACTURING CORP
filed 2006-02-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number: 0-04036

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

The number of shares outstanding of the issuer’s Common Stock, par value $.125 per share, as of February 14, 2006 was 1,826,447 shares.

Transitional	Small Business Disclosure format (check one): ☐ Yes ☒ No

Forward-Looking Statements

Certain oral statements made by management of Kreisler Manufacturing Corporation (the “Company”) from time to time and certain statements contained herein or in periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	Quarter Ended 12/31/2005	Year Ended 6/30/2005
Assets
Cash and cash equivalents	$3,722,001	$3,409,552
Accounts receivable – trade, net ($10,000 allowance for uncollectible accounts)	3,013,289	3,201,376
Inventories
Raw Materials	1,980,994	1,606,347
Work in Process	1,020,099	855,100
Finished Goods	313,453	356,447
Deferred tax asset, current	197,000	166,000
Other current assets	122,856	229,551

Total Current Assets	$10,369,692	$9,824,373

Property, plant and equipment, at cost	6,397,039	6,150,326
less – accumulated depreciation	(4,906,562)	(4,659,160)

Property, Plant and Equipment, net	1,490,477	1,491,166

Deferred tax asset, non-current	181,800	261,800

Total Non-Current Assets	1,672,277	1,752,966

Total Assets	$12,041,969	$11,577,339

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$775,212	$1,049,613
Accrued expenses	227,457	112,837
Income taxes payable	256,575	—
Obligation under capital leases	79,912	76,869
Accrued environmental cost	—	426,825

Total Current Liabilities	$1,339,156	$1,666,144

Obligation under capital leases	305,246	345,978
Accrued environmental cost	366,890	16,541

Total Long-Term Liabilities	672,136	362,519

Stockholders’ Equity
Common Stock, $.125 par value - 3,000,000 shares authorized; 1,826,447 shares issued and outstanding	228,306	228,306
Additional paid-in capital	540,216	540,216
Retained earnings	9,285,559	8,805,139
Accumulated other comprehensive loss	(23,404)	(24,985)

Total Stockholders’ Equity	10,030,677	9,548,676

Total Liabilities and Stockholders’ Equity	$12,041,969	$11,577,339

The accompanying notes are an integral part of these consolidated financial statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended December 31,	2005	2004
Revenues	$4,427,267	$3,237,765

Cost of goods sold	3,653,883	3,242,474
Selling, general and administrative expenses	337,222	242,741

Total Costs and Expenses	3,991,105	3,485,215

Income (loss) from operations	436,162	(247,450)

Other income:
Interest	29,607	21,737

Income (loss) before income taxes	465,769	(225,713)

Income tax (expense) benefit	(175,975)	84,000

Net income (loss)	$289,794	$(141,713)

Income (loss) per share:
Net income (loss) – basic shares	$0.16	$(0.08)
Net income (loss) – diluted shares	$0.16	$(0.08)
Average Common Shares – Basic	1,826,447	1,762,447
Average Common Shares – Diluted	1,846,445	1,835,434

Six Months Ended December 31,	2005	2004
Revenues	$8,556,507	$6,351,688

Cost of goods sold	7,205,415	5,934,693
Selling, general and administrative expenses	620,387	490,356

Total Costs and Expenses	7,825,802	6,425,049

Income (loss) from operations	730,705	(73,361)

Other income:
Interest	55,290	32,844

Income (loss) before income taxes	785,995	(40,517)

Income tax (expense)benefit	(305,575)	14,000

Net income (loss)	$480,420	$(26,517)

Income (loss) per share:
Net income (loss) – basic shares	$0.26	$(0.02)
Net income (loss) – diluted shares	$0.26	$(0.02)*
Average Common Shares – Basic	1,826,447	1,762,447
Average Common Shares – Diluted	1,846,445	1,835,434

*	Note: Basic earnings per share is computed as earnings divided by weighted average basic shares outstanding. When a loss occurs, Diluted (loss) per share and Basic (loss) per share are the same.

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended December 31,	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$480,420	$(26,517)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	247,403	142,151
Deferred tax asset	49,000	(32,600)
Decrease (increase) in operating assets:
Accounts receivable – trade	189,668	471,422
Inventories	(496,652)	234,921
Income tax receivable	—	437,422
Split dollar life insurance receivable	—	235,450
Other current assets	106,695	39,340
(Decrease) increase in operating liabilities:
Accounts payable – trade	(274,402)	33,202
Accrued expenses	114,620	(221,370)
Income taxes payable	256,575	—
Accrued environmental costs	(76,476)	(80,251)

Net Cash Provided by Operating Activities	596,851	1,233,170

Cash Flows from Investing Activities:
Purchase of property and equipment	(246,713)	(89,194)

Net Cash Used by Investing Activities	(246,713)	(89,194)

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(37,689)	—

Net Cash Used by Financing Activities	(37,689)	—

Increase in cash and cash equivalents	312,449	1,143,976
Cash and cash equivalents at beginning of year	3,409,552	3,367,494

Cash and cash equivalents at December 31	$3,722,001	$4,511,470

Supplemental Disclosure of Cash Flow Information
Interest paid	$45,344	$—

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

The consolidated financial statements and notes are presented as required by SEC Regulation S-B, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-KSB/A (Amendment No. 1) of the Company for the fiscal year ended June 30, 2005.

2. Inventories

Inventory valuation for the quarters ending December 31 and June 30 is based on actual physical inventory counts. For the quarters ending September 30 and March 31 inventory valuation is based on internal perpetual inventory records. The Company compares the physical inventory valuation for the periods ending December 31 and June 30 with the perpetual inventory record valuation. At December 31, 2005, the comparison resulted in a valuation difference of 4%, a difference which the Company believes is primarily attributable to fluctuations of the material scrap rate percentage. Any substantial variance in the actual material scrap rate percentage could significantly increase or decrease profits due to changes in the costs of goods sold. For the two quarters in which internal perpetual records are used to value the inventory, raw materials, work in process and finished goods inventories are allocated based on the same percentage of total inventory that existed at the time of the most recent physical inventory valuation.

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

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. Kreisler Industrial follows the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it was in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company also retained legal counsel. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. The Settlement Agreement has been submitted to the PVSC for approval and execution. Following receipt of a fully executed Settlement Agreement from the PVSC, the Company will pay a settlement amount of $21,500. The Company expects to pay this amount by March 31, 2006. Based on the previously estimated range of penalties, the Company accrued a charge against earnings of $37,500 for the year ended June 30, 2005 and this amount has not been adjusted to the actual settlement amount of $21,500.

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (NJDEP) as required by the New Jersey Spill Compensation and Control Act (Spill Act), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed and on June 15, 2001 the Company entered into an agreement with Resource Control Corporation (“RCC”) for the site remediation. The remaining cost estimated for remediation of the site, less unamortized discount, is approximately $367,000. It is reasonably possible that the Company’s recorded estimate of remediation cost may change. With regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. Based on a schedule provided by RCC in January 2006, the Company currently expects the submittal of the appropriate no further action documentation to NJDEP in June 2009. As a result, all Accrued environmental costs on the balance sheet are long-term liabilities.

4. Earnings per Share

Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the exercise of employee stock options net of shares assumed purchased with option proceeds.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$289,794	$(141,713)	$480,420	$(26,517)

Weighted-average shares outstanding	1,826,447	1,762,447	1,826,447	1,762,447
Dilutive impact of stock options	19,998	72,987	19,998	72,987

Weighted-average shares outstanding assuming dilution	1,846,445	1,835,434	1,846,445	1,835,434

Net income (loss) per share:
Basic	$0.16	$(0.08)	$0.26	$(0.02)
Diluted	$0.16	$(0.08)*	$0.26	$(0.02)*

*	Note: Basic earnings per share is computed as earnings divided by weighted average basic shares outstanding. When a loss occurs, Diluted (loss) per share and Basic (loss) per share are the same.

5. Reclassification

Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005 and Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”), the Company reclassified certain employee payroll and benefit expenses from Cost of goods sold to Selling, general and administrative expenses. This reclassification incorporated fiscal year 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. Applying this reclassification to the three and six months ended December 31, 2004 results in an increase in Selling, general and administrative expenses of $133,997 and $250,872, respectively, and a corresponding equal decrease in Cost of goods sold. This reclassification has no effect on the Total Costs and Expenses or the Net Income of the Company for the three and six months ended December 31, 2004.

Three Months Ended December 31, 2004	Three Months Ended Dec. 31, 2004	Reclassification Amount	Three Months Ended Dec. 31, 2004 (After Reclassification)
Cost of goods sold	$3,376,471	$(133,997)	$3,242,474
Selling, general and administrative expenses	108,744	133,997	242,741

Total Costs and Expenses	$3,485,215	$—	$3,485,215

Six Months Ended December 31, 2004	Six Months Ended Dec. 31, 2004	Reclassification Amount	Six Months Ended Dec. 31, 2004 (After Reclassification)
Cost of goods sold	$6,185,565	$(250,872)	$5,934,693
Selling, general and administrative expenses	239,484	250,872	490,356

Total Costs and Expenses	$6,425,049	$—	$6,425,049

6. Subsequent Events

In a letter dated January 13, 2006 the Company was notified by the State of New Jersey’s Department of the Treasury, Division of Taxation (“NJ Division of Taxation”) that Kreisler Industrial’s Corporation Business Tax Returns for the fiscal years ended June 30, 2001 and June 30, 2002 are subject to additional income tax. The proposed adjustments total $88,858 of which $59,493 is additional income tax expense, $5,504 is for penalties and $23,861 is for interest. The Company is responding to the NJ Division of Taxation regarding the proposed adjustment. Pending final resolution of this matter, the Company has included a charge against earnings totaling $88,858 for the three months ended December 31, 2005.

7. Segment Information

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

Selected Financial Results by Geographic Segment

Three Months Ended December 31, 2005	United States	Poland	Total
Sales to unaffiliated customers	$4,423,861	$3,406	$4,427,267

Income (loss) from operations	462,090	(25,928)	436,162
Interest income	28,772	835	29,607

Income (loss) before income tax expense	$490,862	$(25,093)	$465,769

Segment assets	$11,632,562	$409,407	$12,041,969
Depreciation	$100,026	$51,541	$151,567

Six Months Ended December 31, 2005	United States	Poland	Total
Sales to unaffiliated customers	$8,552,120	$4,387	$8,556,507

Income (loss) from operations	832,710	(102,005)	730,705
Interest income	54,394	896	55,290

Income (loss) before income tax expense	$887,104	$(101,109)	$785,995

Segment assets	$11,632,562	$409,407	$12,041,969
Depreciation	$190,767	$56,636	$247,403

Starting from inception through December 31, 2005, the Company provided Kreisler Polska with equity capital totaling approximately $559,000, a loan of approximately $34,000 and advances for goods and services totaling approximately $130,000.

PART I

Item 2

Kreisler Manufacturing Corporation and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Kreisler Manufacturing Corporation (the “Company”) is a Delaware business corporation which was incorporated on December 13, 1968. The Company succeeded a New Jersey business corporation, which was incorporated in New Jersey in 1940, and which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”), which was incorporated in New Jersey on July 3, 1956, and Kreisler Polska Sp. z o.o (“Kreisler Polska”), which was incorporated in Krakow, Poland in March 2005, manufacture precision metal components and assemblies for use in military and commercial aircraft engines and industrial gas turbines. Kreisler Industrial’s products primarily include tube and manifold assemblies of multiple sizes and configurations and are typically manufactured in accordance with customer designs and specifications. Kreisler Polska primarily provides machined components to Kreisler Industrial.

The Company operates in competitive aerospace markets that are historically cyclical and this cyclicality can have a material positive or negative effect on the Company’s financial results. The market for aerospace components is currently in an expansion phase. According to Aviation Week & Space Technology (issued dated January 23, 2006), calendar year 2005 ended with Boeing and Airbus achieving record orders for over 2,000 commercial aircraft. Development programs for the F-135 aircraft engine used on the F-35 Joint Strike Fighter and the Trent 1000 aircraft engine used on the Boeing 787 Dreamliner continue to progress at the Company. The Company has benefited from this current expansion as sales of military and commercial aircraft engine components as well as industrial gas turbine components have increased beginning with the quarter ended March 31, 2005. As a result, the Company’s sales for the three months and six months ended December 31, 2005 are at their highest level in four years. Backlog as of December 31, 2005 has increased 4% to $17.5 million as compared to $16.8 million as of June 30, 2005.

During the three months ended December 31, 2005, Kreisler Industrial shipped, under a long-term agreement, the first set of fuel manifolds for the Trent 1000 aircraft engine. As one of two engines offered for use on the Boeing 787 Dreamliner, the Trent 1000 has received a significant portion of the announced engine orders to date for this airframe. Though Kreisler Industrial is also providing components used on the GEnx, the alternative engine offered for the Boeing 787 Dreamliner, the fuel manifolds manufactured for the Trent 1000 offers a significantly greater opportunity due to the fuel manifolds higher sales value.

Demand for components manufactured by the Company and used in industrial gas turbines has also improved primarily due to increases in aftermarket demand for the Siemens 501F turbine generator. The sale of industrial gas turbine components for the six months ended December 31, 2004 totaled $630,000 of which $312,000 represented the financial settlement of terminated purchase orders from an industrial gas turbine customer. Excluding that amount from the sales for the six months ended December 31, 2004, sales of industrial gas turbine components for the six months ended December 31, 2005 of $820,000 have increased $502,000.

Kreisler Industrial relies on both Kreisler Polska as well as unaffiliated suppliers for machined components. As market demand has increased the ability of these unaffiliated suppliers to support all of Kreisler Industrial’s requirements decreases. As a result, Kreisler Industrial is increasing the number of components produced by Kreisler Polska while seeking to identify new domestic suppliers. The Company’s proprietary supply chain management software is a web-based system that is being used to assist in the process of identifying capable new suppliers. In addition, certain raw materials used for the manufacture of the Company’s components continue to be in limited supply. While price and availability of nickel-based alloys have stabilized, the price and lead-time of titanium raw material and proprietary machined components have continued to increase while availability has declined.

During the six months ended December 31, 2005, the Company continued to increase the capability and capacity of Kreisler Polska. As a result of this activity, Kreisler Polska has become an increasingly important supplier of machined components to Kreisler Industrial. The Company will invest in additional machining capacity at Kreisler Polska and is developing the sales and marketing strategies necessary for Kreisler Polska to develop new customers.

The Company’s growth opportunities are potentially limited by its historical reliance on a few significant customers. The Company’s largest customer has established manufacturing operations outside of the United States that provide production capabilities similar to those offered by the Company. In addition, this customer may seek to transfer some of the components presently produced by the Company to these operations. There are presently governmental restrictions on the transfer of certain military programs for manufacture outside of the United States but there are no assurances that such restrictions will continue. This reliance may have a material adverse effect on the Company and is further exacerbated by the highly competitive nature of its markets. While the aerospace markets are currently in an expansion phase, the Company may also be negatively affected by the slowdown in U.S. economic growth in the fourth quarter of 2005 as reported by the U.S government (The New York Times, issue dated January 28, 2006).

Results of Operations

Three Months ended December 31, 2005 Compared to Three Months ended December 31, 2004

Sales

Sales increased $1,189,000, or 37%, to $4,427,000 for the three months ended December 31, 2005 compared with $3,238,000 for the three months ended December 31, 2004. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales - Three Months Ended December 31,				Percent of Sales
	2005	2004	$ Change	% Change	2005	2004
Commercial	$1,771,000	$1,295,000	$476,000	37%	40%	40%
Military	2,125,000	1,590,000	535,000	34%	48%	49%
Industrial Gas Turbine	531,000	353,000	178,000	50%	12%	11%

Total	$4,427,000	$3,238,000	$1,189,000	37%	100%	100%

The Company’s commercial aero-engine sales increased $476,000, or 37%, compared to the three months ended December 31, 2004. The Company benefited from increased demand for virtually all engine programs of which it is a supplier including CF34, GP7000, PW4000, PW6000 and V2500 engines. This increase was partially offset by a decline in the shipment of components used in thrust reverser actuation systems for the Airbus A330 and A340 aircraft.

The Company’s sales of components used in military engine applications during the three months ended December 31, 2005 increased $535,000, or 34%, compared to the three months ended December 31, 2004. The increase is primarily attributable to an increase in delivery of development engine components for the F135 engine (used on the F-35 Joint Strike Fighter) as well as increased sales for the F100 (used on the F-15 and F-16 aircraft) and F119 aircraft engines. For the three months ended December 31, 2005, development programs resulted in non-recurring engineering charges paid to the Company of $85,000, an increase of $43,000 compared to the three months ended December 31, 2004.

For the three months ended December 31, 2005, the Company experienced an increase of $178,000, or 50%, in the sale of products to the industrial gas turbine industry as compared to the three months ended December 31, 2004. This increase is primarily the result of continued improvement in the demand for after-market components used in the Siemens 501F heavy industrial gas turbine. Approximately $249,000, or 71%, of industrial gas turbine sales for the three months ended December 31, 2004 was attributable to the settlement of and payment receipt for terminated materials.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2005 was 82.5% of sales, or $3,654,000, compared to 100.1% of sales, or $3,242,000, for three months ended December 31, 2004. The net increase in Cost of goods sold for the three months ended December 31, 2005 compared to the three month period ended December 31, 2004 was $412,000, or 13%. The increase in Cost of goods sold is primarily attributable to increased purchased material usage due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2005 were 7.6% of sales or $337,000 compared to 7.5% of sales or $243,000 for the three months ended December 31, 2004. The increase of $94,000, or 39%, is primarily the result of increases in administrative employee-related costs and benefits and accounting fees.

Income and Taxes

The income from operations for the three months ended December 31, 2005 of $436,000 was $683,000 higher than the loss from operations for the three months ended December 31, 2004 of $(247,000).

Interest income of $30,000 for the three months ended December 31, 2005 was $8,000 higher compared to the three months ended December 31, 2004 primarily attributable to higher interest rates.

Income before income taxes for the three months ended December 31, 2005 was $466,000 compared to the loss before income taxes for the three months ended December 31, 2004 of $(226,000).

Income tax expense for the three months ended December 31, 2005 totaled $176,000 compared to an income tax benefit of $84,000 for the three months ended December 31, 2004.

Six Months ended December 31, 2005 Compared to Six Months ended December 31, 2004

Sales

Sales increased $2,205,000, or 35%, to $8,557,000 for the six months ended December 31, 2005 compared with $6,352,000 for the six months ended December 31, 2004. The Company’s sales and sales changes by industry segment are as follows:

Industry Segment	Sales - Six Months Ended December 31,				Percent of Sales
	2005	2004	$ Change	% Change	2005	2004
Commercial	$3,381,000	$2,643,000	$738,000	28%	39%	42%
Military	4,356,000	3,079,000	1,277,000	41%	51%	48%
Industrial Gas Turbine	820,000	630,000	190,000	30%	10%	10%

Total	$8,557,000	$6,352,000	$2,205,000	35%	100%	100%

The Company’s commercial aero-engine sales increased $738,000, or 28%, compared to the six months ended December 31, 2004. Increased demand for CF34, PW4000, PW6000 and V2500 engine components was partially offset by declines in the shipment of components used in the GP7000 aircraft engine and in thrust reverser actuation systems for the Airbus A330 and A340 aircraft.

The Company’s sales of components used in military engine applications during the six months ended December 31, 2005 totaled $4,356,000 compared to $3,079,000 for the six months ended December 31, 2004. The increase of $1,277,000, or 41%, is primarily attributable to an increase in delivery of development engine components for the F135 and F100 engines as well as an increase in spare parts sales to the U.S. Government. For the six months ended December 31, 2005, development programs resulted in non-recurring engineering charges paid to the Company of $199,000, an increase of $120,000 compared to the six months ended December 31, 2004.

For the six months ended December 31, 2005, the Company had an increase of $190,000, or 30%, in the sale of products to the industrial gas turbine industry as compared to the six months ended December 31, 2004. This increase is primarily the result of continued improvement in the demand for after-market components used in the Siemens 501F heavy industrial gas turbine and for aero-derivative industrial gas turbine components. Approximately $312,000, or 50%, of industrial gas turbine sales for the six months ended December 31, 2004 was attributable to the settlement of and payment receipt for terminated materials.

Cost of Goods Sold

Cost of goods sold for the six months ended December 31, 2005 was 84.2% of sales, or $7,205,000 compared to 93.4% of sales, or $5,935,000, for six months ended December 31, 2004. Cost of goods sold for the six months ended December 31, 2005 increased $1,270,000, or 21%, compared to the six month period ended December 31, 2004. The increase in the gross profit is partially attributable to the increase in sales and lower purchased material content. The increase in Cost of goods sold is primarily attributable to increased purchase material usage due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2005 were 7.3% of sales, or $620,000, compared to 7.7% of sales, or $490,000, for the six months ended December 31, 2004. The increase of $130,000, or 27%, is primarily the result of increases in administrative employee-related costs and benefits and accounting fees, offset by decreases in legal fees.

Income and Taxes

The income from operations for the six months ended December 31, 2005 of $731,000 was $804,000 higher than the loss from operations as of December 31, 2004 of $(73,000).

Interest income of $55,000 for the six months ended December 31, 2005 was $22,000 higher compared to the six months ended December 31, 2004 primarily attributable to higher interest rates.

Income before income taxes for the six months ended December 31, 2005 was $786,000 compared to the loss before income taxes for the same period in 2004 of $(41,000).

Income tax expense for the six months ended December 31, 2005 totaled $306,000 compared to an income tax benefit of $14,000 for the same period in 2004.

Backlog

Backlog as of December 31, 2005 was approximately $17.5 million compared to $14.2 million for the same period in the prior year. The backlog increased $3.3 million or 23%. Backlog as of June 30, 2005 was $16.8 million. Backlog is subject to change with reduced purchase order duration and terminations. An additional $1.1 million in PW4000 commercial aircraft engine orders remains under discussion with a customer for possible termination due to declines in market demand for the components. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Liquidity and Capital Resources

The Company has historically been able to use operating cash flow and cash on-hand to cover most capital expenditure and working capital requirements. The Company has also used capital leases to acquire capital equipment. The Company anticipates using operating cash flow, cash on-hand and external financial sources for future capital expenditures.

Cash and cash equivalents at December 31, 2005 increased $312,000, or 9%, to $3,722,000 compared to cash and cash equivalents of $3,410,000 at June 30, 2005.

Cash provided by operating activities for the period ended December 31, 2005 was $597,000 which was primarily attributable to the Company’s net income of $480,000, decreases in accounts receivable and other current assets and increases in accrued expenses and income taxes payable. These items were partially offset by increased inventory costs and a reduction in accounts payable.

Cash used in investing activities for the period ended December 31, 2005 amounted to $247,000 and is attributable to the purchase of capital equipment by the Company. Cash used by financing activities totaled $38,000 and is attributable to capital lease payments for machining equipment. The Company believes that operating cash flow, cash on-hand and external financial sources will be sufficient to cover anticipated capital expenditures of approximately $500,000 for the 12 months ending December 31, 2006.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of December 31, 2005 the foreign currency translation adjustment amounted to $38,800. The net effect after adjusting for a tax benefit of $15,400 is a reduction in stockholders’ equity of $23,400. Current period realized foreign currency gains and losses are included as part of selling, general and administrative expenses. As of December 31, 2005, this loss amounted to $3,650.

Reclassification

Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005 and Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”), the Company reclassified certain employee payroll and benefit expenses from Cost of goods sold to Selling, general and administrative expenses. This reclassification incorporated fiscal year 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. Applying this reclassification to the three and six months ended December 31, 2004 results in an increase in Selling, general and administrative expenses of $133,997 and $250,872, respectively, and a corresponding equal decrease in Cost of goods sold. This reclassification has no effect on the Total Costs and Expenses or the Net Income of the Company for the three and six months ended December 31, 2004.

Three Months Ended December 31, 2004	Three Months Ended Dec. 31, 2004	Reclassification Amount	Three Months Ended Dec. 31, 2004 (After Reclassification)
Cost of goods sold	$3,376,471	$(133,997)	$3,242,474
Selling, general and administrative expenses	108,744	133,997	242,741

Total Costs and Expenses	$3,485,215	$—	$3,485,215

Six Months Ended December 31, 2004	Six Months Ended Dec. 31, 2004	Reclassification Amount	Six Months Ended Dec. 31, 2004 (After Reclassification)
Cost of goods sold	$6,185,565	$(250,872)	$5,934,693
Selling, general and administrative expenses	239,484	250,872	490,356

Total Costs and Expenses	$6,425,049	$—	$6,425,049

Recent Developments

In a letter dated January 13, 2006 the Company was notified by the State of New Jersey’s Department of the Treasury, Division of Taxation (“NJ Division of Taxation”) that Kreisler Industrial’s Corporation Business Tax Returns for the fiscal years ended June 30, 2001 and June 30, 2002 are subject to additional income tax. The proposed adjustments total $88,858 of which $59,493 is additional income tax expense, $5,504 is for penalties and $23,861 is for interest. The Company is responding to the NJ Division of Taxation regarding the proposed adjustment. Pending final resolution of this matter, the Company has included a charge against earnings totaling $88,858 for the three months ended December 31, 2005.

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. Kreisler Industrial follows the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it was in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company also retained legal counsel. With the assistance of the environmental remediation consultant, the Company is evaluating alternatives to eliminate the potential for future violations. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. The Settlement Agreement has been submitted to the PVSC for approval and execution. Following receipt of a fully executed Settlement Agreement from the PVSC, the Company will pay a settlement amount of $21,500. The Company expects to pay this amount by March 31, 2006. Based on the previously estimated range of penalties, the Company accrued a charge against earnings of $37,500 for the year ended June 30, 2005 and this amount has not been adjusted to the actual settlement amount of $21,500.

Critical Accounting Policies

The Company’s critical accounting policies and estimates require significant accounting judgments to be made by management. Note A in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1) for fiscal year ended June 30, 2005 filed with the SEC provides additional details regarding all of the Company’s critical and significant accounting policies.

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

Accounts receivable-trade (net) are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable-trade is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable-trade.

Accounts receivable-trade is net of an allowance for estimated uncollectible accounts of $10,000 as of December 31, 2005 and June 30, 2005.

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

Inventory Valuation

Inventory valuation for the three months ending December 31 and June 30 is based on actual physical inventory counts. For the three months ending September 30 and March 31 inventory valuation is based on internal perpetual inventory records. The Company compares the physical inventory valuation for the periods ending December 31 and June 30 with the perpetual inventory record valuation. At December 31, 2005, the comparison resulted in a valuation difference of 4%, a difference which the Company believes is primarily attributable to fluctuations of the material scrap rate percentage. Any substantial variance in the actual material scrap rate percentage could significantly increase or decrease profits due to changes in the costs of goods sold. For the two quarters in which internal perpetual records are used to value the inventory, raw materials, work in process and finished goods inventories are allocated based on the same percentage of total inventory that existed at the time of the most recent physical inventory valuation.

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

For the three and six months ended December 31, 2005, the Company paid to Mr. Kelly $38,800 and $76,500, respectively, for technical advisory services and reimbursed Mr. Kelly for his reasonable out-of-pocket expenses totaling $7,400 and $16,500, respectively.

Item 3 CONTROLS AND PROCEDURES

The Company periodically reviews the design and effectiveness of its disclosure controls and procedures. The Company makes modifications to improve the design and effectiveness of its disclosure controls and procedures and may take corrective action if its reviews identify a need for such modifications or actions.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including the CEO and CFO, to allow timely decisions regarding the required disclosure, and reported on a timely basis as provided in the SEC rules and forms. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter (or the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, the Company did not disclose in the Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2005 nor the Form 10-QSB for the three months ended September 30, 2005 the exercise of 64,000 options by Anne Stern, the spouse of Edward L. Stern. Mr. Stern was the Chairman of the Board and Chief Executive Officer of the Company until his death on June 15, 2004. Mrs. Stern was issued 64,000 shares of the Company’s common stock on June 28, 2005.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

The Company is subject to legal proceedings related to an environmental matter. The Company maintains a sewer use permit issued by the PVSC authorizing the Company to discharge industrial effluent from its location at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. The Settlement Agreement has been submitted to the PVSC for approval and execution. Following receipt of a fully executed Settlement Agreement from the PVSC, the Company will pay a settlement amount of $21,500. The Company expects to pay this amount by March 31, 2006.

In a letter dated January 13, 2006 the Company was notified by the NJ Division of Taxation that Kreisler Industrial’s Corporation Business Tax Returns for the fiscal years ended June 30, 2001 and June 30, 2002 are subject to additional income tax. The proposed adjustments total $88,858 of which $59,493 is additional income tax expense, $5,504 is for penalties and $23,861 is for interest. The Company is responding to the NJ Division of Taxation regarding the proposed adjustment. Pending final resolution of this matter, the Company has included a charge against earnings totaling $88,858 for the three months ended December 31, 2005.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Edward L. Stern, the Company’s former Chairman of the Board and Chief Executive Officer of the Company, died on June 15, 2004. Mr. Stern’s spouse, Anne Stern, exercised all of Mr. Stern’s outstanding options granted under the Company’s 1997 stock option plan and was issued a total of 64,000 shares of Company common stock on June 28, 2005. The Company received cash proceeds for the exercise of the stock options totaling $80,000 and a tax benefit from the exercise of the stock options totaling $100,424. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, referred to as the Securities Act, based upon a determination that the investor was sophisticated, had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

On December 6, 2005, the Company held its 2005 Annual Meeting of Stockholders. There were a total of 1,826,447 votes entitled to be cast at the meeting. Of this total, 1,745,330 votes, or approximately 95.6%, were represented either in person or by proxy. At the meeting, the stockholders elected five (5) directors to the Company’s Board of Directors. Set forth below are (i) the names of the persons elected to serve on the Company’s Board of Directors for one year or until the director’s earlier resignation or removal until their respective successors are duly elected and qualified and (ii) the results of the voting for the nominees.

Nominee	For	Against	Withheld
Wallace N. Kelly	1,732,087	0	13,243
Michael L. Goldberg	1,729,762	0	15,568
Ronald L. Nussle, Jr.	1,729,587	0	15,743
John W. Poling	1,729,887	0	15,443
Michael D. Stern	1,734,987	0	10,343

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

Date: February 14, 2006

EXHIBIT INDEX

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