Form 10QSB
period 2006-03-31
KREISLER MANUFACTURING CORP
filed 2006-05-15
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-04036

Kreisler Manufacturing Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	22-1047792
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common stock, par value $.125 per share, as of May 15, 2006 was 1,830,447 shares.

Transitional	Small Business Disclosure Format (check one): ☐ Yes ☒ No

Forward-Looking Statements

Certain oral statements made by management of Kreisler Manufacturing Corporation (the “Company”) from time to time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) Quarter Ended 3/31/2006	(Audited) Year Ended 6/30/2005
Assets
Cash and cash equivalents	$3,034,905	$3,409,552
Accounts receivable – trade, net ($10,000 allowance for uncollectible accounts)	4,182,947	3,201,376
Inventories:
Raw Materials	2,289,194	1,606,347
Work in Process	1,174,897	855,100
Finished Goods	362,239	356,447

Total Inventory	3,826,330	2,817,894

Deferred tax asset, current	197,148	166,000
Other current assets	109,164	229,551

Total Current Assets	11,350,494	9,824,373

Property, plant and equipment, at cost	6,613,462	6,150,326
less – accumulated depreciation	(5,009,366)	(4,659,160)

Property, Plant and Equipment, net	1,604,096	1,491,166

Deferred tax asset, non-current	181,652	261,800

Total Non-Current Assets	1,785,748	1,752,966

Total Assets	$13,136,242	$11,577,339

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$1,039,438	$1,049,613
Accrued expenses	406,009	112,837
Income taxes payable	286,352	—
Line of credit payable	76,270	—
Obligation under capital leases	101,897	76,869
Accrued environmental cost	—	426,825

Total Current Liabilities	1,909,966	1,666,144

Obligation under capital leases	381,354	345,978
Accrued environmental cost	366,890	16,541

Total Long-Term Liabilities	748,244	362,519

Commitments and contingencies
Stockholders’ Equity
Common stock, $.125 par value - 3,000,000 shares authorized; 1,830,447 and 1,826,447 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	228,806	228,306
Additional paid-in capital	544,716	540,216
Retained earnings	9,726,756	8,805,139
Accumulated other comprehensive loss	(22,246)	(24,985)

Total Stockholders’ Equity	10,478,032	9,548,676

Total Liabilities and Stockholders’ Equity	$13,136,242	$11,577,339

The accompanying notes are an integral part of these consolidated financial statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31,	2006	2005
Revenues	$5,396,317	$3,800,795

Cost of goods sold	4,379,805	3,454,906
Selling, general and administrative expenses	325,618	194,989

Total costs and expenses	4,705,423	3,649,895

Income from operations	690,894	150,900

Other income and expense:
Interest income	31,970	20,278
Interest expense	(7,375)	(8,279)

Total interest income and expense	24,595	11,999

Income before income taxes	715,489	162,899

Income tax expense	(274,261)	(64,000)

Net income	$441,228	$98,899

Net income per share:
Basic	$0.24	$0.06
Diluted	$0.24	$0.05
Average common shares – basic	1,827,158	1,762,447
Average common shares – diluted	1,851,664	1,835,226

Nine Months Ended March 31,	2006	2005
Revenues	$13,952,824	$10,152,483

Cost of goods sold	11, 585,220	9,389,599
Selling, general and administrative expenses	901,706	672,784

Total costs and expenses	12, 486,926	10,062,383

Income from operations	1,465,898	90,100

Other income and expense:
Interest income	87,229	53,121
Interest expense	(51,674)	(20,840)

Total interest income and expense	35,555	32,281

Income before income taxes	1,501,453	122,381

Income tax expense	(579,836)	(50,000)

Net income	$921,617	$72,381

Net income per share:
Basic	$0.50	$.04
Diluted	$0.50	$.04
Average common shares – basic	1,826,684	1,762,447
Average common shares – diluted	1,847,708	1,835,226

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended March 31,	2006	2005
Cash Flows from Operating Activities:
Net income	$921,617	$72,381
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	350,206	274,930
Deferred tax expense	49,000	31,400
Changes in operating assets and liabilities:
Accounts receivable – trade	(978,832)	(335,413)
Inventories	(1,008,436)	(76,268)
Income tax receivable	—	437,422
Split dollar life insurance receivable	—	235,450
Other current assets	120,387	21,146
Accounts payable – trade	(10,175)	356,845
Accrued expenses	293,172	(226,647)
Income taxes payable	286,352	—
Accrued environmental costs	(76,476)	(119,651)

Net Cash Provided by (Used in) Operating Activities	(53,185)	671,595

Cash Flows from Investing Activities:
Purchase of property and equipment	(342,328)	(328,716)

Net Cash Used in Investing Activities	(342,328)	(328,716)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	5,000	—
Net proceeds from line of credit	76,270	—
Repayment of obligations under capital leases	(60,404)	(17,850)

Net Cash Provided by(Used in) Financing Activities	20,866	(17,850)

(Decrease) increase in cash and cash equivalents	(374,647)	325,029
Cash and cash equivalents at June 30	3,409,552	3,367,494

Cash and cash equivalents at March 31	$3,034,905	$3,692,253

Supplemental Disclosure of Cash Flow Information
Interest paid	$51,674	$20,840
Income taxes paid	244,484	—

Non-cash Investing and Financing Activities:
Property and equipment purchased under capital leases	$122,477	$448,070

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The consolidated financial statements include the accounts of Kreisler Manufacturing Corporation (the “Company”) and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), after the elimination of inter-company transactions and accounts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

2. Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (“EPA”) to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances.

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

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its Kreisler Industrial manufacturing facility located in Elmwood Park, New Jersey into the PVSC Waste Treatment facility. Kreisler Industrial follows the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a serious violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it was in significant non-compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company also retained legal counsel. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. Upon receipt of a fully executed Settlement Agreement from the PVSC in February 2006, the Company paid a settlement amount of $21,500. Based on the previously estimated range of penalties, the Company accrued a charge against earnings of $37,500 for the year ended June 30, 2005. This amount has been adjusted to the actual settlement amount of $21,500.

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located in Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization was completed and on June 15, 2001 the Company entered into an agreement with Resource Control Corporation (“RCC”) for the site remediation. The remaining cost estimated for remediation of the site, less unamortized discount, is approximately $367,000 as of March 31, 2006. It is reasonably possible that the Company’s recorded estimate of remediation cost may change. With regard to environmental remediation, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. Based on a schedule provided by RCC in January 2006, the Company currently expects the submittal of the appropriate no further action documentation to NJDEP in June 2009. As a result, all accrued environmental costs on the consolidated balance sheet are classified as long-term liabilities.

In a letter dated February 23, 2006 the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2001 and June 30, 2002 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company intends to protest the final audit determination within the 90 day allowable period (which commenced February 23, 2006) and request an informal administrative conference with the Conference and Appeals Branch. The amount of interest potentially due is dependent on the final settlement date and is subject to increase. As of the nine months ended March 31, 2006, the Company included a charge against earnings totaling $88,858.

3. Income per Share

Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the exercise of employee stock options net of shares assumed purchased with option proceeds.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$441,228	$98,899	$921,617	$72,381

Weighted-average shares outstanding	1,827,158	1,762,447	1,826,684	1,762,447
Dilutive impact of stock options	24,506	72,779	21,024	72,779

Weighted-average shares outstanding assuming dilution	1,851,664	1,835,226	1,847,708	1,835,226

Net income per share:
Basic	$0.24	$0.06	$0.50	$0.04
Diluted	$0.24	$0.05	$0.50	$0.04

4. Reclassification

Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005 and Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”), the Company reclassified certain employee payroll and benefit expenses from cost of goods sold to selling, general and administrative expenses. This reclassification incorporated fiscal year 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. Applying this reclassification to the three and nine months ended March 31, 2005 results in an increase in selling, general and administrative expenses of $124,154 and $375,026, respectively, and a corresponding equal decrease in cost of goods sold. This reclassification has no effect on the total costs and expenses or the net income of the Company for the three and nine months ended March 31, 2005.

The Company’s report on Form 10-QSB for the three and nine months ended March 31, 2005 included interest expense as part of Selling, general and administrative expenses. The Company’s Form 10-QSB for the three and nine months ended March 31, 2006 separates the interest expense from Selling, general and administrative expenses. Segregating the interest expense amounts reduces Selling, general and administrative expenses for the three and nine months ended March 31, 2005 a total of $8,279 and $20,840, respectively. This segregation has no effect on the Income before income taxes of the Company.

Three Months Ended March 31, 2005

	Three Months Ended March 31, 2005	Reclassification Amount from COGS to SG&A	Interest Expense included in SG&A	Three Months Ended March 31, 2005 (Reclassified)
Revenues	$3,800,795	$—	$—	$3,800,795

Cost of goods sold (COGS)	3,579,060	(124,154)	—	3,454,906
Selling, general and administrative expenses (SG&A)	79,114	124,154	(8,279)	194,989

Total Costs and Expenses	3,658,174	—	(8,279)	3,649,895

Income from operations	142,621	—	—	150,900

Other income and expense:
Interest income	20,278	—	—	20,278
Interest expense	—	—	(8,279)	(8,279)

Total Interest Income and Expense	20,278	—	(8,279)	11,999

Income before income taxes	$162,899	$—	$—	$162,899

Nine Months Ended March 31, 2005

	Nine Months Ended March 31, 2005	Reclassification Amount from COGS to SG&A	Interest Expense included in SG&A	Nine Months Ended March 31, 2005 (Reclassified)
Revenues	$10,152,483	$—	$—	$10,152,483
Cost of goods sold (COGS)	9,764,625	(375,026)	—	9,389,599
Selling, general and administrative expenses (SG&A)	318,598	375,026	(20,840)	672,784

Total Costs and Expenses	10,083,223	—	(20,840)	10,062,383

Income from operations	69,260	—	—	90,100
Other income and expense:
Interest income	53,121	—	—	53,121
Interest expense	—	—	(20,840)	(20,840)

Total Interest Income and Expense	53,121	—	(20,840)	32,281

Income before income taxes	$122,381	$—	$—	$122,381

5. Segment Information

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

Selected Financial Results by Geographic Segment

Three Months Ended March 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$5,390,852	$5,465	$5,396,317

Income from operations	689,619	1,275	690,894
Interest income	31,850	120	31,970
Interest expense	(7,375)	—	(7,375)

Income (loss) before income tax expense	$714,094	$1,395	$715,489

Segment assets	$12,575,184	$561,058	$13,136,242
Depreciation	110,155	$(7,352)	$102,803

Nine Months Ended March 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$13,942,972	$9,852	$13,952,824

Income (loss) from operations	1,566,628	(100,730)	1,465,898
Interest income	86,213	1,016	87,229
Interest expense	(51,674)	—	(51,674)

Income (loss) before income tax expense	$1,601,167	$(99,714)	$1,501,453

Segment assets	$12,575,184	$561,058	$13,136,242
Depreciation	$300,922	$49,284	$350,206

Starting from Kreisler Polska’s inception in March 2005 through March 31, 2006, the Company has provided Kreisler Polska with equity capital totaling approximately $559,000, a loan of approximately $34,000 and advances for goods and services totaling approximately $83,000. As of March 31, 2005, the Company provided Kreisler Polska with approximately $198,000 of equity capital and approximately $35,000 of advances for goods and services.

Item 2 Management’s Discussion and Analysis or Plan of Operation

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

The latest financial results continued the Company’s positive sales and profit trends that commenced with the quarter ended March 31, 2005. For the three and nine months ended March 31, 2006 compared to the same periods ended March 31, 2005, the Company’s sales increased 42% and 37%, respectively. The Company sells components used in three industry market segments: (i) commercial aircraft engines, (ii) military aircraft engines and (iii) industrial gas turbines. Sales in all three of the Company’s market segments increased. Revenues from the sale of commercial and industrial gas turbine components for the three months ended March 31, 2006 accounted for 43% and 14% of the Company’s sales compared to 36% and 6% of sales for the three months ended March 31, 2005. For the nine months ended March 31, 2006, commercial and industrial gas turbine component sales represented 41% and 11% of Company sales compared to 40% and 8%, respectively, for the nine months ended March 31, 2005. The Company’s industry market segment sales of military aircraft engine components for the three months ended March 31, 2006 represented 43% of the Company’s sales compared to 58% of sales for the three months ended March 31, 2005. Revenues from military engine components for the nine months ended March 31, 2006 and March 31, 2005 represented 48% and 52%, respectively, of sales. While the markets that the Company operates in continue to be competitive, increasingly global and cyclical, the Company has benefited from increases in customer demand, particularly from the commercial aircraft engine and industrial gas turbine markets.

Sales of military aircraft engine components for the three and nine months ended March 31, 2006 increased 5% and 27%, respectively, compared to the three and nine months ended March 31, 2005. The Company continues to manufacture, develop and produce components for the F135 aircraft engine used on the F-35 Joint Strike Fighter. Customer demand for F135 components fluctuates based on the requirements of the engine development program. Sales of commercial aircraft components for the three and nine months ended March 31, 2006 have increased 70% and 43%, respectively, compared to the sales for the three and nine months ended March 31, 2005. These commercial sales increases are primarily attributable to increased new engine demand for CF34-8, CF34-10 and V2500 engine components as well as after-market requirements for PW4000 engine components. The Company continues to support the Rolls-Royce Trent 1000 engine development program for the Boeing 787 Dreamliner through the shipment of fuel manifolds under long-term agreement. Backlog as of March 31, 2006 increased 24% to $20.9 million as compared to $16.8 million as of June 30, 2005.

Demand for components manufactured by the Company and used in industrial gas turbines has also improved primarily due to continued increases in aftermarket demand for components used in the Siemens 501F turbine generator. The sale of industrial gas turbine components for the nine months ended March 31, 2005 totaled $857,000, of which $312,000 represented the financial settlement of terminated purchase orders from an industrial gas turbine customer. Excluding that amount from the sales for the nine months ended March 31, 2005, sales of industrial gas turbine components for the nine months ended March 31, 2006 of $1,535,000 have increased $990,000.

As the Company’s revenues have continued to increase, working capital requirements have also increased contributing to a $375,000 decrease in cash and cash equivalents. In particular, the Company’s inventory has increased approximately $1,008,000, or 36%, since June 30, 2005. A significant portion of the inventory increase is attributable to the detail components needed for the manufacture of F119 and F135 engine components. These detail components include castings, forgings and proprietary machined components that are typically manufactured from titanium. The suppliers of castings, forgings and proprietary machined components tend to be the sole source of supply for a particular component, have long delivery lead-times and deliver their components in a single shipment rather than on a just in time basis. The inventory of raw materials needed for machined components has also increased due to the growing importance of Kreisler Polska as a supplier of these components to Kreisler Industrial.

Sales of titanium-based components represented approximately one-third of the Company’s sales for the nine months ended March 31, 2006 and March 31, 2005, respectively. During the past 18 months, the price of titanium has increased significantly as demand has exceeded readily-available supply. For example, Titanium Metals Corporation, a large supplier of titanium to the aerospace industry, announced in a press release dated March 16, 2006 that their average selling price for titanium products increased 48% during 2005 compared to 2004 while the amount produced during this same period increased only 6%. The December 31, 2005 Form 10-K of another titanium supplier, Allegheny Technologies Incorporated, stated that their 2005 titanium prices increased 84% compared to 2004 while volume for the same period increased 13%. While both Titanium Metals Corporation and Allegheny Technologies Incorporated have announced planned increases in titanium production capacity, the Company may be negatively impacted by possible interruptions of titanium supply which could affect customer deliveries or by price increases that may not be passed through to customers immediately.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months ended March 31, 2005

Revenues

Revenues increased $1,595,000, or 42%, to $5,396,000 for the three months ended March 31, 2006 compared with revenues of $3,801,000 for the three months ended March 31, 2005. The Company’s revenues and revenues changes by industry market segment are as follows:

	Three Months Ended March 31,
	Revenues				Percent of Revenues
Industry Market Segment	2006	2005	$ Change	% Change	2006	2005
Commercial	$2,320,000	$1,368,000	$952,000	70%	43%	36%
Military	2,320,000	2,205,000	115,000	5%	43%	58%
Industrial Gas Turbine	756,000	228,000	528,000	232%	14%	6%

Total	$5,396,000	$3,801,000	$1,595,000	42%	100%	100%

The Company’s commercial aero-engine sales of $2,320,000 for the three months ended March 31, 2006 increased $952,000, or 70%, compared to the three months ended March 31, 2005. The Company benefited from increased demand for virtually all engine programs of which it is a component supplier, including CF34, GP7000, PW4000 and V2500 engines as well as increases in requirements for components used in thrust reverser actuation systems.

The Company’s revenues from the sale of components used in military engine applications totaled $2,320,000 for the three months ended March 31, 2006, an increase of $115,000, or 5%, compared to the three months ended March 31, 2005. The increase is primarily attributable to an increase in delivery of development engine components for the F135 engine (used on the F-35 Joint Strike Fighter) as well as increased sales for the F100 (used on the F-15 and F-16 aircraft) and F119 aircraft engines. These revenue increases were partially offset by lower sales of spare parts to the U.S. Government.

For the three months ended March 31, 2006, the Company experienced an increase of $528,000, or 232%, in the sale of products to the industrial gas turbine industry as compared to the three months ended March 31, 2005. This increase is primarily the result of continued improvement in the demand for after-market components used in the Siemens 501F heavy industrial gas turbine.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2006 was 81% of revenues, or $4,380,000, compared to 91% of revenues, or $3,455,000, for three months ended March 31, 2005. The net increase in cost of goods sold for the three months ended March 31, 2006 compared to the three month period ended March 31, 2005 was $925,000 or 27%. The increase in cost of goods sold is primarily attributable to increased purchased material usage due to higher revenues as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Gross margin for the three months ended March 31, 2006 improved to $1,017,000, or 18.8% of sales, compared to $346,000, or 9.1% of sales, for the three months ended March 31, 2005. The 9.7 percentage point improvement in gross margin is primarily attributable to a year-over-year sales increase of 42% compared to an increase in cost of goods sold of 27%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were 6% of revenues, or $326,000, compared to 5% of revenues, or $195,000, for the three months ended March 31, 2005. The increase of $131,000, or 67%, is primarily the result of increases in administrative employee-related costs and benefits and accounting fees.

Income, Interest Expense and Taxes

The income from operations for the three months ended March 31, 2006 of $691,000 was $540,000 higher than the income from operations for the three months ended March 31, 2005 of $151,000.

Interest income of $32,000 for the three months ended March 31, 2006 was $12,000 higher compared to the three months ended March 31, 2005 primarily attributable to higher interest rates. Interest expense of $7,000 for the three months ended March 31, 2006 was for equipment on capital lease and was $1,000 lower compared to the three months ended March 31, 2005.

Income before income taxes for the three months ended March 31, 2006 was $715,000 compared to the income before income taxes for the three months ended March 31, 2005 of $163,000.

Income tax expense for the three months ended March 31, 2006 totaled $274,000 compared to an income tax expense of $64,000 for the three months ended March 31, 2005. The increase in the Company’s income tax expense is attributable to the overall increase in profitability.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Revenues

Revenues increased $3,801,000, or 37%, to $13,953,000 for the nine months ended March 31, 2006 compared with $10,152,000 for the nine months ended March 31, 2005. The Company’s revenues and revenue changes by industry market segment are as follows:

	Nine Months Ended March 31,
	Revenues				Percent of Revenues
Industry Market Segment	2006	2005	$ Change	% Change	2006	2005
Commercial	$5,721,000	$4,011,000	$1,710,000	43%	41%	40%
Military	6,697,000	5,284,000	1,413,000	27%	48%	52%
Industrial Gas Turbine	1,535,000	857,000	678,000	79%	11%	8%

Total	$13,953,000	$10,152,000	$3,801,000	37%	100%	100%

The Company’s commercial aero-engine sales of $5,721,000 increased $1,710,000, or 43%, compared to the nine months ended March 31, 2005. The sales increase is attributable to increased demand for CF34, GP7000, PW4000 and V2500 engine components as well as thrust reverser actuation system components.

The Company’s sales of components used in military engine applications during the nine months ended March 31, 2006 totaled $6,697,000 compared to $5,284,000 for the nine months ended March 31, 2005. The increase of $1,413,000, or 27%, is primarily attributable to an increase in delivery of development engine components for the F119, F135 and F100 engines as well as an increase in spare parts sales to the U.S. Government.

For the nine months ended March 31, 2006, the Company had an increase of $678,000, or 79%, to $1,535,000 in the sale of products to the industrial gas turbine industry as compared to the nine months ended March 31, 2005. This increase is primarily the result of continued improvement in the demand for after-market components used in the Siemens 501F heavy industrial gas turbine and for aero-derivative industrial gas turbine components. Approximately $312,000, or 36%, of industrial gas turbine sales for the nine months ended March 31, 2005 was attributable to the settlement of and payment receipt for terminated purchase orders.

Cost of Goods Sold

Cost of goods sold for the nine months ended March 31, 2006 was 83% of sales, or $11,585,000 compared to 92% of revenues, or $9,390,000 for nine months ended March 31, 2005. The increase in cost of goods sold is primarily attributable to increased purchased material usage due to higher revenues as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Gross margin for the nine months ended March 31, 2006 improved to $2,368,000, or 17.0% of revenues, compared to $763,000, or 7.5% of revenues, for the nine months ended March 31, 2005. The 9.5 percentage point improvement in gross margin is primarily attributable to a year-over-year revenue increase of 37% compared to an increase in cost of goods sold of 23%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2006 were 6% of revenues, or $902,000, compared to 7% of revenues, or $673,000, for the nine months ended March 31, 2005. The increase of $229,000, or 34%, is primarily the result of increases in accounting fees, including accounting fee accruals, and administrative employee-related costs and benefits partially offset by decreases in sales commissions and legal fees.

Income, Interest Expense and Taxes

The income from operations for the nine months ended March 31, 2006 of $1,466,000 was $1,376,000 higher than the income from operations as of March 31, 2005 of $90,000.

Interest income of $87,000 for the nine months ended March 31, 2006 was $34,000 higher compared to the nine months ended March 31, 2005 and is primarily attributable to higher interest rates. Interest expense of $52,000 for the nine months ended March 31, 2006 was $31,000 higher compared to the nine months ended March 31, 2005 primarily due to interest of $25,000 accrued on the New Jersey tax assessment as well as interest expense on capital lease obligations.

Income before income taxes for the nine months ended March 31, 2006 was $1,501,000 compared to the income before income taxes for the same period in 2005 of $122,000.

Income tax expense for the nine months ended March 31, 2006 totaled $580,000 compared to an income tax expense of $50,000 for the same period in 2005. The increase in the Company’s income tax expense is attributable to the overall increase in profitability.

Backlog

Backlog as of March 31, 2006 was approximately $20.9 million compared to $15.4 million as of March 31, 2005. The backlog increased $5.5 million, or 36%. Backlog as of June 30, 2005 was $16.8 million. Backlog is subject to change with reduced purchase order duration and terminations. Based on customer discussions, a portion of the $1.1 million in PW4000 commercial aircraft engine orders that has been under consideration by a customer for possible termination due to declines in market demand for the components is likely to remain as a viable order with deliveries scheduled between 2007 and 2009. This order is included in the backlog as of March 31, 2006. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to the Company for the termination has not been paid.

Liquidity and Capital Resources

The Company has historically been able to use operating cash flow and cash on-hand to cover most capital expenditures and working capital requirements. The Company has also used capital leases to acquire capital equipment. The Company anticipates using operating cash flow, cash on-hand and external financial sources for future capital expenditures and working capital requirements.

Cash and cash equivalents at March 31, 2006 decreased $375,000, or 11%, to $3,035,000 compared to cash and cash equivalents of $3,410,000 at June 30, 2005. The decrease in cash is primarily attributable to an increase in working capital requirements.

Cash used in operating activities for the period ended March 31, 2006 was $53,000 compared to cash provided by operating activities of $672,000 at March 31, 2005. The decline was primary attributable to funding growth with an increase in accounts receivable - trade of $979,000 and inventories of $1,008,000, offsetting the net income of $922,000 and depreciation of $350,000.

Cash used in investing activities for the period ended March 31, 2006 amounted to $342,000 and is attributable to the purchase of capital equipment by the Company. Cash provided by financing activities totaled $21,000 and is attributable to proceeds from a line of credit totaling $76,000 and exercised stock options totaling $5,000 offset by capital lease payments for machining equipment totaling $60,000.

Kreisler Polska is eligible for certain European Union financial grants targeted towards small and medium-sized business. These grants reimburse Kreisler Polska a maximum of approximately $400,000, or 40%, of the cost of eligible capital equipment. As a condition of applying for such a grant, Kreisler Polska established a line of credit with a bank located in Poland. As of March 31, 2006, the amount owed against the line of credit totaled $76,000. This amount is fully secured through an interest bearing deposit placed by Kreisler Polska with the Polish bank totaling $111,000. Kreisler Polska will repay the line of credit in equivalent monthly amounts with the final payment scheduled for January 27, 2007.

The Company believes that operating cash flow, on-hand cash and cash equivalents and external financial sources will be sufficient to cover anticipated capital expenditures of approximately $500,000 for the 12 months ending March 31, 2007. Capital expenditures for the nine months ended March 31, 2006 totaled $342,000 compared to $329,000 for the nine months ended March 31, 2005.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of March 31, 2006 the foreign currency translation adjustment amounted to $37,000. The net effect after adjusting for a tax benefit of $15,000 is a reduction in stockholders’ equity of $22,000. Current period realized foreign currency gains and losses are included as part of selling, general and administrative expenses. As of March 31, 2006, this loss amounted to $8,000.

Reclassification

Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005 and Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”), the Company reclassified certain employee payroll and benefit expenses from Cost of goods sold to Selling, general and administrative expenses. This reclassification incorporated fiscal year 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. Applying this reclassification to the three and nine months ended March 31, 2005 results in an increase in Selling, general and administrative expenses of $124,154 and $375,026, respectively, and a corresponding equal decrease in Cost of goods sold. This reclassification has no effect on the Total Costs and Expenses or the Net Income of the Company for the three and nine months ended March 31, 2005.

Company reports on Form 10-QSB for the three and nine months ended March 31, 2005 included interest expense as part of Selling, general and administrative expenses. The Company’s Form 10-QSB for the three and nine months ended March 31, 2006 separates the interest expense from Selling, general and administrative expenses. Segregating the interest expense amounts reduces Selling, general and administrative expenses for the three and six months ended March 31, 2005 a total of $8,279 and $20,840, respectively. This segregation has no effect on the Income before income taxes of the Company.

Three Months Ended March 31, 2005

	Three Months Ended March 31, 2005	Reclassification Amount from COGS to SG&A	Interest Expense included in SG&A	Three Months Ended March 31, 2005 (Reclassified)
Revenues	$3,800,795	$—	$—	$3,800,795

Cost of goods sold (COGS)	3,579,060	(124,154)	—	3,454,906
Selling, general and administrative expenses (SG&A)	79,114	124,154	(8,279)	194,989

Total Costs and Expenses	3,658,174	—	(8,279)	3,649,895

Income from operations	142,621	—	—	150,900

Other income and expense:
Interest income	20,278	—	—	20,278
Interest expense	—	—	(8,279)	(8,279)

Total Interest Income and Expense	20,278	—	(8,279)	11,999

Income before income taxes	$162,899	$—	$—	$162,899

Nine Months Ended March 31, 2005

	Nine Months Ended March 31, 2005	Reclassification Amount from COGS to SG&A	Interest Expense included in SG&A	Nine Months Ended March 31, 2005 (Reclassified)
Revenues	$10,152,483	$—	$—	$10,152,483

Cost of goods sold (COGS)	9,764,625	(375,026)	—	9,389,599
Selling, general and administrative expenses (SG&A)	318,598	375,026	(20,840)	672,784

Total Costs and Expenses	10,083,223	—	(20,840)	10,062,383

Income from operations	69,260	—	—	90,100

Other income and expense:
Interest income	53,121	—	—	53,121
Interest expense	—	—	(20,840)	(20,840)

Total Interest Income and Expense	53,121	—	(20,840)	32,281

Income before income taxes	$122,381	$—	$—	$122,381

Contingencies

In a letter dated February 23, 2006 the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2001 and June 30, 2002 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company intends to protest the final audit determination within the 90 day allowable period (which commenced February 23, 2006) and request an informal administrative conference with the Conference and Appeals Branch. The amount of interest potentially due is dependent on the final settlement date and is subject to increase. As of the nine months ended March 31, 2006, the Company included a charge against earnings totaling $88,858.

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. Kreisler Industrial follows the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it was in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company also retained legal counsel. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. Upon receipt of a fully executed Settlement Agreement from the PVSC in February 2006, the Company paid a settlement amount of $21,500. Based on the previously estimated range of penalties, the Company accrued a charge against earnings of $37,500 for the year ended June 30, 2005. This amount has been adjusted to the actual settlement amount of $21,500.

Critical Accounting Policies and Estimates

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

Accounts receivable-trade is net of an allowance for estimated uncollectible accounts of $10,000 as of March 31, 2006 and June 30, 2005.

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

For the three and nine months ended March 31, 2006, the Company paid to Mr. Kelly $35,400 and $111,900, respectively, for technical advisory services and reimbursed Mr. Kelly for his reasonable out-of-pocket expenses totaling $5,600 and $22,000, respectively.

Change of Independent Registered Public Accounting Firm

On March 20, 2005, the Company’s Audit Committee of the Board of Directors engaged Rothstein, Kass & Company, P.C. to serve as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006, following the dismissal of Gregory, Sharer & Stuart, P.A., the Company’s prior independent registered public accounting firm. In accordance with SEC regulations, the Company filed Amendment No. 1 to Form 8-K with the SEC.

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

The Company was subject to legal proceedings related to an environmental matter. The Company maintains a sewer use permit issued by the PVSC authorizing the Company to discharge industrial effluent from its location at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. On July 1, 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a Serious Violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in Significant Non-Compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company has implemented procedures to prevent the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. The Company received an approved and fully executed Settlement Agreement from the PVSC in February 2006. Following the receipt of the fully executed Settlement Agreement from the PVSC, the Company paid the settlement amount of $21,500.

In a letter dated February 23, 2006 the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Corporation Business Tax Returns for the fiscal years ended June 30, 2001 and June 30, 2002 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company intends to protest the final audit determination within the 90 day allowable period (which commenced February 23, 2006) and request an informal administrative conference with the Conference and Appeals Branch. The amount of interest potentially due is dependent on the final settlement date and is subject to increase. As of the nine months ended March 31, 2006, the Company included a charge against earnings totaling $88,858.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Harry S. Mueller, General Manager of the Company’s Kreisler Industrial subsidiary, exercised all of his outstanding incentive stock options granted under the Company’s 1997 stock option plan and was issued a total of 4,000 shares of Company common stock on March 16, 2006. The Company received cash proceeds for the exercise of the stock options totaling $5,000. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon a determination that the investor was sophisticated, had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

On October 14, 2005, the Company adopted procedures by which its stockholders may recommend nominees to the Company’s board of directors as required by Item 7(d)(2)(ii)(G) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Information regarding these procedures was previously disclosed in the Company’s definitive proxy statement filed with the SEC on October 28, 2005.

Item 6 Exhibits

(a) Exhibits

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

Date: May 15, 2006

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