Form 10KSB
period 2006-06-30
KREISLER MANUFACTURING CORP
filed 2006-09-28
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-4036

Kreisler Manufacturing Corporation

(Name of small business issuer in its charter)

Delaware	22-1047792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Van Riper Avenue, Elmwood Park, New Jersey 07407

(Address of principal executive offices) (zip code)

Issuer’s telephone number: 201-791-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.125 par value per share

Securities registered pursuant to Section 12(g) of the Exchange Act:

Not applicable

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

The issuer’s revenues for its most recent fiscal year were $19,723,254.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $12,165,847.(1)

The number of shares of Common Stock outstanding as of June 30, 2006 was 1,830,447 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)

☐  Yes    ☒  No

(1)	The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last closing price for the Common Stock as quoted on the NASDAQ Capital Market on September 15, 2006. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

Products

The Company’s products include tube assemblies of multiple sizes and configurations as well as machined components. Assemblies are made of various materials, including titanium, nickel and stainless steel. These high quality engineered manifold assemblies transfer fuel for combustion, oil for lubrication and hydraulic fluid to activate thrust reversers.

Sales of products are made through an in-house sales staff. All products are manufactured to the designs and specifications of the particular customer. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who supply engines to various branches of the United States Department of Defense or to commercial businesses.

Customers

Three commercial customers and the United States Government accounted for approximately 83% of the consolidated net sales of the Company for the fiscal year ended June 30, 2006. The concentration of sales with a small group of customers places the Company in an adverse position should any of these customers reduce their volume of sales orders with the Company. Please refer to Note H in the Notes to the Consolidated Financial Statements for additional information.

Competition

The markets in which the Company operates are highly competitive. The Company’s competitors include several enterprises which are substantially larger than the Company and possess greater financial, production and marketing resources, and numerous smaller privately-held companies. In addition, some of the Company’s customers and potential customers maintain manufacturing capabilities comparable to those of the Company. The principal bases of competition are price, quality, delivery and service. In today’s market, flexibility, quality, pricing and speed of delivery are required elements. The Company believes that it is competitive with respect to the above elements.

Sources of Supply

The Company does not have any long-term or fixed purchase agreements with its suppliers. Materials used in the Company’s products are purchased, as required, from various suppliers. At times, the Company’s customers require raw materials or components to be purchased from designated suppliers. The Company also uses a variety of raw materials in the manufacture of its products. During fiscal 2006, increased delivery lead-times for some raw materials, particularly titanium and nickel-based alloys, were experienced along with significant price increases in the cost of those alloys. Smaller cost increases were also experienced in stainless steel alloys used by the Company. Future shortages or price fluctuations in raw materials could have a material adverse effect on the Company’s operations.

Production

Fabricated precision metal components and assemblies are manufactured and assembled by the Company to customer drawings and specifications. To meet the exacting requirements of its customers, the Company exercises strict quality and process controls and maintains third-party quality system accreditations including ISO 9001 and AS9100 as well as NADCAP (National Aerospace Defense Contractors Accreditation Program) special process accreditations.

Employees

At June 30, 2006, the Company employed approximately 155 persons, of whom 4 are part-time employees. Approximately 72 are subject to a collective bargaining agreement with the United Service Employees Union which terminates on December 4, 2006. Negotiations for a new collective bargaining agreement are expected to commence in October 2006. Management believes that labor relations in the Company have generally been satisfactory.

Government Regulations

The Company is subject to various Federal and State regulations concerning the conduct of its business including regulations under the Occupational Health and Safety Act, various acts dealing with the environment as well as export licenses for the manufacturer of military-related components in Poland.

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

Compliance with Environmental Laws

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. Kreisler Industrial followed the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. In July 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a serious violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it was in significant non-compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company also retained legal counsel. The Company has implemented processes to eliminate the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. Upon receipt of a fully executed Settlement Agreement from the PVSC in February 2006, the Company paid a settlement amount of $21,500. Based on the previously estimated range of penalties, the Company accrued a charge against earnings of $37,500 for the year ended June 30, 2005. This amount was adjusted to the actual settlement amount of $21,500 during the year ended June 30, 2006.

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a fixed price remediation agreement with Resource Control Corporation (“RCC”). The remaining cost estimated for remediation of the site under the fixed price remediation agreement with RCC is approximately $408,000, most of which is expected to be paid in fiscal 2010. As of June 30, 2006, the Company consulted with RCC and due to the delayed completion schedule for the remediation, the payment requirements under the fixed price remediation agreement will be made in fiscal 2010, rather than fiscal 2006 as originally estimated in fiscal 2001. The change in the expected timing of the remaining payments under the fixed priced remediation agreement resulted in a fiscal 2006 expense totaling $41,000.

Tax Contingency

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of September 15, 2006, no informal administrative conference has been scheduled by the Conference and Appeals Branch to meet with the Company. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

Forward-Looking Statements

Certain oral statements made by management of the Company from time to time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s corporate office is located at the Kreisler Industrial’s manufacturing facility in Elmwood Park, New Jersey. The Company’s New Jersey location consists of a 52,000 square foot leased facility. The facility is approximately 60 years old and the current term under the existing lease agreement was to expire on September 30, 2006. On July 11, 2006, Kreisler Manufacturing Corporation and Kreisler Industrial Corporation entered into an Extension of Lease Agreement (the “Lease Agreement Extension”) with the facility owner, T & T Investment Company. The Lease Agreement Extension increased the lease rate and extended the lease term from October 1, 2006 through September 30, 2012. At June 30, 2006, the remaining rent under the current lease agreement was $62,000. Including the lease payment amounts in the Lease Agreement Extension, the remaining balance on the facility lease is $1,934,000.

The Company’s Kreisler Polska subsidiary operates from a 10,000 square foot leased facility in Krakow, Poland. Kreisler Polska’s lease agreement has no lease end date but does require six months notice of cancellation by either party prior to vacating the facility. The current monthly lease rate for the Kreisler Polska facility is approximately $3,500 (based on the Polish zloty exchange rate as of June 30, 2006).

Capital expenditures during fiscal 2006 totaled $571,000 of which $449,000 was financed using the Company’s available cash resources and $122,000 was financed under capital leases. The average ages of equipment located at Kreisler Industrial and Kreisler Polska facilities are approximately seven years and one year, respectively. Management believes that the Company’s present industrial plant facilities are suitable for the Company’s current and near term operations and are adequately insured.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “KRSL.” The following table sets forth the high and low per share prices (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for the Common Stock on the NASDAQ Capital Market for each quarter in the two-year period ended June 30, 2006.

	Fiscal Year 2006		Fiscal Year 2005
Quarter	High	Low	High	Low
First Quarter - September 30	$8.24	$5.04	$8.06	$5.48
Second Quarter -December 31	8.22	5.01	7.46	4.90
Third Quarter - March 31	10.47	6.81	6.50	4.90
Fourth Quarter - June 30	16.50	9.00	10.15	4.59

The Company has not paid any dividends during the last two fiscal years. The holders of the Company’s Common Stock are entitled to receive dividends when, and if, declared by the Board of Directors out of funds legally available for such dividends. It is the Company’s current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 2006, the Company had approximately 104 stockholders of record.

The following table reflects information for the Company’s equity compensation plan as of June 30, 2006.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	37,501	$3.15	111,378
Equity compensation plans not approved by security holders	—	—	—

Total	37,501	$3.15	111,378

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We manufacture precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbines. Our products include tube assemblies of multiple sizes and configurations as well as machined components. Assemblies may be made of various materials, including titanium, nickel and stainless steel. These high quality engineered tube assemblies transfer fuel, oil, water, air and hydraulic fluids.

Sales of our products are typically made through an in-house sales staff. In July 2006, Kreisler Industrial engaged an independent company to represent, on a commission basis, Kreisler Industrial for sales to the U.S. Government. All products are manufactured to the designs and specifications of the particular customer. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who supply engines to various branches of the United States Department of Defense or to commercial businesses.

We experienced significant sales growth in fiscal 2006 compared to fiscal 2005 as our sales increased approximately $5,275,000, or 37%, from approximately $14,448,000 to approximately $19,723,000. Our sales growth is primarily attributable to continued growth in market demand in the aerospace and industrial gas turbine markets:

Fiscal 2005 Sales		$14,448,000
Sales Increase by Industry Market Area:
Commercial	$2,521,000
Military[1]	1,373,000
Industrial Gas Turbine	1,381,000

Total Sales Increase		5,275,000

Fiscal 2006 Sales		$19,723,000

[1]	The military market area includes the sale of components used in military applications to both the U.S Government and to non-governmental defense contractors.

Approximately $2,521,000, or 48%, of our fiscal 2006 sales growth of approximately $5,275,000 is attributable to higher sales of commercial aircraft engine components. Sales of components used in the PW4000, V2500 and CF34 aircraft engines accounted for approximately 75% of the increase due to strong aftermarket demand for PW4000 components and new engine demand for the V2500 and CF34 components.

Our sales of military engine components for the F119 aircraft engine (used on the F/A-22 Raptor) and the F135 aircraft engine (used on the F-35 Joint Strike Fighter) accounted for most of the $1,373,000, or 26%, increase in sales to that industry market area. Our sales increase of military components was partially reduced by lower sales of spare parts to the U.S. Government.

Approximately $1,381,000, or 26%, of our fiscal 2006 sales growth is attributable to increased sales of components used in industrial gas turbine applications. The sales increase is primarily attributable to after-market demand for fuel ring components used in the Siemens 501F industrial gas turbine. We expect demand for these replacement components to decline as Siemens replaces the current fuel ring components with an interim replacement configuration, which will be followed in two or three years by a final replacement configuration. We expect to provide components for the interim and new replacement configurations but are unable to determine the net effect on our sales at this time.

Our customers continue to demand lower prices and we have sought to meet this demand by reducing our costs through the use of lean manufacturing techniques. We have used these lean manufacturing techniques to create manufacturing cells at Kreisler Industrial and expect to add additional manufacturing cells during fiscal 2007. The objective of the manufacturing cells is to reduce production time and improve quality. We have had positive results in achieving these objectives in our existing manufacturing cells.

Our customers also seek to lower their costs through a growing reliance on suppliers located outside of the United States. Kreisler Industrial competes globally with competitors located in China, Mexico and Europe. We rely on Kreisler Polska to provide Kreisler Industrial with machined components reflecting Poland’s lower manufacturing costs and strong technical skills. While we expect our customers to source some of the components manufactured by Kreisler Industrial to suppliers located outside the United States, we are also positioned to offer our customers the current machining and future manufacturing capabilities of Kreisler Polska. As a result, we expect that sales gains by Kreisler Polska will enable us to offset a portion of any loss of component sales we formerly made in the United States to suppliers outside the United States.

Kreisler Polska continues to increase the number of machined components it provides to Kreisler Industrial. We intend to continue to increase our investments in Kreisler Polska’s machining and manufacturing capabilities. As part of that planned investment, Kreisler Polska reached an Additional Project Funding Agreement (“APFA”) with the Polish Enterprise Development Agency (“PEDA”), which enables Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect this agreement to contribute 40% of the cost (up to a maximum of 1.2 million Polish zloty, approximately $369,000 at the exchange rates as of June 30, 2006) of the total qualified capital expenditure of 3.0 million Polish zloty (approximately $923,000 at the exchange rate as of June 30, 2006). These anticipated capital expenditures will initially be financed using equity or additional paid in capital provided by the Company to Kreisler Polska.

Approximately 33% of our fiscal 2006 and 2005 sales are for titanium-based components. The improvement in the aerospace markets and the increased use of titanium in aerospace applications has resulted in increased demand for titanium. As a result, we have experienced increases in both the cost and lead-time of titanium alloys. The June 30, 2006 Form 10-Q of one titanium supplier, Allegheny Technologies Incorporated, reports that for the six months ended June 30, 2006, their year-over-year volume of titanium produced increased 5.5% while their average price per pound increased approximately 72%. This strong demand for titanium has caused aerospace manufacturers such as Boeing and Airbus to enter into long-term titanium supply agreements (The Wall Street Journal, August 14, 2006). Though we have generally been successful in passing along titanium price increases to our customers and supporting our titanium requirements, we may be negatively impacted by possible interruptions of titanium supply which could affect customer deliveries or by price increases that may not be passed through to customers immediately.

Military aircraft engine components for the F119 and F135 engines represented approximately 66% of our fiscal 2006 military aircraft engine component sales of $9,237,000. The future for both these programs relies on Congressional funding authorization, which may alter the amount or timing of available funding. For example, the F119 aircraft engine is used on the F-22A Raptor which, according to the New York Times (July 11, 2006), is funded for a total of 181 aircraft, while the United States Air Force wants at least 381 aircraft. As of June 12, 2006, Lockheed Martin, the manufacturer of the F-22A, reported that 71 aircraft had been delivered. We are unable to determine the amount or timing of the funding as may be determined by Congress and how such funding may impact us. In addition, our primary customer for these components may seek to have these components manufactured in their own facilities located outside of the United States.

Our growth opportunities are potentially limited by our historic reliance on a few significant customers. Our largest customer has established manufacturing operations outside the United States that provide similar and, in some cases, greater capabilities than we offer. We expect this customer to consider transferring components manufactured by us to these operations. We will seek to accommodate our customers’ needs through our Kreisler Polska subsidiary or through lower costs achieved through cost reduction initiatives at Kreisler Industrial.

We are also in the process of identifying and evaluating new computer software to enable us to improve the integration of our manufacturing and financial systems and increase the integration of our proprietary supply chain management software. We anticipate the initial implementation phase to be during 2007.

We periodically evaluate inventory to determine the likely future usage of those items in inventory. As a result of these evaluations, we will typically record a charge (also known to as a write-down) against inventory for items that have historical limited usage. We also make judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from the Company. If such future demand requirements are unlikely, we will record a charge against inventory. During the fourth quarter of fiscal 2006, we recorded a charge against inventory of approximately $215,000. This charge amount of approximately $215,000 included a reduction in value of $71,000 for fiscal 2000 through fiscal 2005 inventory items that had already been written-down in value to a nominal amount during each of their respective fiscal years. Beginning with fiscal 2006, we will no longer maintain a nominal valuation amount. The recorded inventory charge for fiscal 2006 for inventory items not previously reduced in value was approximately $144,000.

Results of Operations

(All amounts rounded to the nearest thousand)

2006 Compared to 2005

Sales

Sales increased $5,275,000 or 37% to $19,723,000 for the year ended June 30, 2006 compared with $14,448,000 for the year ended June 30, 2005. The Company’s sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2006	2005	$ Change	% Change	2006	2005
Commercial	$8,067,000	$5,546,000	$2,521,000	45%	41%	38%
Military	9,237,000	7,864,000	1,373,000	17%	47%	55%
Industrial Gas Turbine	2,419,000	1,038,000	1,381,000	133%	12%	7%

Total	$19,723,000	$14,448,000	$5,275,000	37%	100%	100%

Our fiscal 2006 sales of commercial aircraft engine components totaled $8,067,000, an increase of $2,521,000, or 45%, compared to fiscal 2005 commercial aircraft engine component sales of $5,546,000. The sales increase is attributable to higher demand for most commercial aircraft engine programs for which we are a provider of components.

Our sales of military aircraft engine components for fiscal 2006 totaled $9,237,000, an increase of $1,373,000, or 17%, compared to fiscal 2005 military aircraft engine component sales of $7,864,000. This increase is primarily attributable to the demand for components used in the F119 and F135 engine program. These components accounted for 77% of the increase and helped offset the decline in sales of spare parts to the U.S. Government.

Our increase in the sale of industrial gas turbine components is primarily attributable to an increase in aftermarket demand for components used in the Siemens 501F turbine generator. As a result, our fiscal 2006 industrial gas turbine sales increased $1,381,000, or 133%, to $2,419,000 compared to fiscal 2005 sales of $1,038,000. Our sales for fiscal 2005 also included $312,000 which represented the financial settlement of terminated purchase orders from a industrial gas turbine customer.

Cost of Goods Sold

Cost of goods sold for fiscal 2006 was 84.0% of sales, or $16,575,000, compared to 92.3% of sales, or $13,342,000, for fiscal 2005. Cost of goods sold for fiscal 2006 increased $3,233,000, or 24%, compared to fiscal 2005.

The Company’s cost of goods sold and gross margin are as follows:

	Fiscal 2006	Fiscal 2005	$ Change	% Change
Sales	$19,723,000	$14,448,000	$5,275,000	37%
Cost of goods sold (“COGS”)	16,575,000	13,342,000	3,233,000	24%
COGS percentage of sales	84.0%	92.3%	—	8.3%
Gross margin	3,148,000	1,106,000	2,042,000	185%
Gross margin percent	16.0%	7.7%	—	8.3%

Our increase in cost of goods sold is primarily attributable to increased purchased material usage due to higher revenues as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Our improvement in gross margin during fiscal 2006 is attributable to a year-over-year sales increase of 37% compared to an increase in cost of goods sold of 24%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2006 were 6.5% of sales, or $1,273,000, compared to 6.0% of sales, or $862,000, for fiscal 2005. Selling, general and administrative expenses for fiscal 2006 increased $411,000, or 48%, compared to fiscal 2005.

	Fiscal 2006	Fiscal 2005	$ Change	% Change
Sales	$19,723,000	$14,448,000	$5,275,000	37%
Selling, general and administrative expenses (“SG&A”)	1,273,000	862,000	411,000	48%
SG&A percentage of sales	6.5%	6.0%	—	—

Our increase in selling, general and administrative expenses is primarily the result of higher audit and tax accounting fees as well as increased employee payroll and benefit expenses. These items represented approximately 67% of the increase.

Income, Interest Expense and Taxes

	Fiscal 2006	Fiscal 2005	$ Change	% Change
Sales	$19,723,000	$14,448,000	$5,275,000	37%
Total costs and expenses	17,848,000	14,205,000	3,643,000	26%

Income from operations	1,875,000	243,000	1,632,000	672%
Interest & other income	118,000	74,000	44,000	59%
Interest & other expense	(75,000)	—	(75,000)	—

Income before income taxes	1,918,000	317,000	1,601,000	505%
Income tax (expense)	(755,000)	(148,000)	(607,000)	410%

Net income	$1,163,000	$169,000	$994,000	588%

The income from operations for fiscal 2006 was $1,875,000, an increase of $1,632,000, or 672%, compared to the fiscal 2005 total of $243,000.

Interest income of $118,000 for fiscal 2006 was $44,000 higher compared to fiscal 2005 and was primarily attributable to higher interest rates. Interest expense of $75,000 for fiscal 2006 was $75,000 higher compared to fiscal 2005 and was primarily attributable to additional equipment acquired under capital leases as well as the interest component accrued for the Notice of Assessment Related to Final Audit Determination received from the New Jersey Division of Taxation.

Income before income taxes for fiscal 2006 was $1,918,000 compared to income before income taxes in fiscal 2005 of $317,000.

Income tax expense for the year ended June 30, 2006 was $755,000 compared to income tax expense for the year ended June 30, 2005 of $148,000. The components of income tax expense/(benefit) are discussed in Note E to the Company’s consolidated financial statements.

Backlog

Our backlog as of June 30, 2006 was $20,800,000 compared to $16,800,000 at June 30, 2005. The backlog increased $4,000,000 or 24%. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

Liquidity and Capital Resources

During fiscal 2006, we primarily relied on our operating cash flow and cash on-hand to fund most capital expenditures and working capital requirements. We also used capital leases to fund the acquisition of two pieces of capital equipment totaling $122,000. The Company anticipates using operating cash flow, cash on-hand and external financial sources such as bank debt and lines of credit for future capital expenditures and working capital requirements.

Our cash and cash equivalents at June 30, 2006 of $3,296,000 decreased $114,000, or 3%, compared to cash and cash equivalents of $3,410,000 at June 30, 2005. This decrease is primarily attributable to increases in accounts receivable and inventory.

Cash in the amount of $111,000 was restricted as of June 30, 2006 in accordance with the application requirements of an Additional Project Funding Agreement between Kreisler Polska and the Polish Enterprise Development Agency. Kreisler Polska also entered into a line of credit agreement as part of the same application requirements. At June 30, 2006, the outstanding borrowing under this line of credit totaled $55,000 (at June 30, 2006 exchange rates). The line of credit was repaid in full during August 2006 and the restriction on the $111,000 of cash was simultaneously lifted. The Additional Project Funding Agreement was finalized in July 2006 and enables Kreisler Polska to receive additional funding from the Polish Enterprise Development Agency.

Through June 30, 2006, we have provided Kreisler Polska with equity investments totaling $660,000, a loan of $32,000 and amounts due for provided goods and services totaling $126,000.

Cash provided by operating activities for the year ended June 30, 2006 was $351,000 compared to $236,000 for the year ended June 30, 2005. This increase was primarily attributable to our net income of $1,163,000, depreciation and amortization, as well as decreases in the deferred tax asset and other current assets, and increases in accrued expenses and income taxes payable for the year ended June 30, 2006. These inflows were partially offset by increases in accounts receivable and inventories and a decrease in accounts payable.

Cash used in investing activities for the year ended June 30, 2006 was $449,000 and is primarily attributable to the purchase of capital equipment. Capital acquisitions for fiscal 2006 totaled $571,000, of which $449,000 was for equipment purchased using our available cash resources and $122,000 was for capital equipment acquired under capital leases. We believe that adequate liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of $1,200,000 for the year ending June 30, 2007. Of this $1,200,000, we expect to provide Kreisler Polska with approximately $1,000,000 during fiscal year 2007 for the purchase of capital equipment. Under the APFA, Kreisler Polska expects to receive $369,000 (based on exchange rates as of June 30, 2006) from the PEDA approximately six months after we have completely funded the qualified capital expenditures of approximately $923,000 (based on exchange rates as of June 30, 2006). As a result, we anticipate that $369,000 of our capital expenditure cost will be received by Kreisler Polska from the PEDA during calendar year 2007 and this amount will be used by Kreisler Polska to fund either its working capital requirements or to purchase additional capital equipment.

Cash flows from financing activities for the year ended June 30, 2006 consisted of $83,000 for repayment of obligations under capital leases, $55,000 from the proceeds of a line of credit established by Kreisler Polska as part of the application requirements for the APFA and $5,000 from the exercise of stock options. Cash flows from financing activities for the year ended June 30, 2005 totaled $290,000 and were due to the exercise of 64,000 stock options under the Company’s 1997 Stock Option Plan and $235,000 associated with the collection of the split dollar life insurance policy receivable. These items were partially offset by capital lease payments totaling $25,000 for the year ended June 30, 2005.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of June 30, 2006 the translation adjustment amounted to $29,000. The net effect after adjusting for a tax benefit of $11,000 is a reduction in stockholders’ equity of $18,000. Current period realized foreign currency gains and losses are included as part of selling, general and administrative expenses. As of June 30, 2006, this loss amounted to $3,500.

Working capital at June 30, 2006 totaled $9,661,000. We believe this level is sufficient to support our working capital needs during fiscal 2007.

Results of Operations

(All amounts rounded to the nearest thousand)

2005 Compared to 2004

Sales

Our sales increased $2,152,000 or 18% to $14,448,000 for the year ended June 30, 2005 compared with $12,296,000 for the year ended June 30, 2004. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2005	2004	$ Change	% Change	2005	2004
Commercial	$5,546,000	$5,164,000	$382,000	7%	38%	42%
Military	7,864,000	6,111,000	1,753,000	29%	55%	50%
Industrial Gas Turbine	1,038,000	1,021,000	17,000	2%	7%	8%

Total	$14,448,000	$12,296,000	$2,152,000	18%	100%	100%

Our sales for the year ended June 30, 2005 were positively impacted by an increase in market demand for commercial aircraft engines for which we are a supplier of components. Our commercial aircraft engine sales increased $382,000 or 7% compared to the year ended June 30, 2004. Increased or new demand for commercial engine programs such as the CF-34, GP7000 and PW4000 more than offset the declines associated with the conclusion of our involvement on the AE3007 engine.

Our sales of components used in military engine applications during fiscal 2005 increased $1,753,000 or 29% compared to fiscal 2004. This increase is primarily attributable to the increased production of components used in the F119 and F135 engine programs and offset the declines in F100 engine component demand. The F119 and F135 engines power the F/A-22 Raptor and the F-35 Joint Strike Fighter. The F/A-22 is currently in production while the F-35 is in the development phase with production to start in 2009. F/A-22 requirements beyond fiscal 2006 remain uncertain given the objective of its manufacturer to move components currently produced by us to manufacturing sites outside of the United States as well as Congressional concerns regarding the overall cost of the F/A-22 aircraft which may result in further reductions in the number purchased. Spare parts sales to the U.S. Government remained relatively flat.

For the year ended June 30, 2005, our sales to the gas turbine industry of $1,038,000 were $17,000, or 2%, higher compared to the prior fiscal year. Excluding the effect of the settlement of terminated purchase orders from an industrial gas turbine customer totaling $312,000 ($63,000 and $249,000 received in the first and second quarters of fiscal 2005, respectively), shipments of industrial gas turbine components totaled $726,000 as this market remained soft.

Cost of Goods Sold

Cost of goods sold for fiscal year 2005 was 92.3% of sales, or $13,342,000, compared to 103.5% of sales, or $12,723,000, for fiscal year 2004, resulting in an 11.2 percentage point increase in gross margin. Cost of goods sold for fiscal year 2005 increased $619,000 compared to cost of goods sold for fiscal year 2004. Increases in information technology outsourcing fees, factory supplies, travel-related costs, shipping charges and office-related expenses were offset by decreases in certain employee payroll and benefit expenses, total insurance costs as well as lower tooling costs. Of the net $767,000 decrease in cost of goods sold for these items, $506,000 is attributable to the reclassification of certain employee payroll and benefit expenses from cost of goods sold to Selling, general and administrative expenses. This net $767,000 decrease in cost of goods sold was offset by higher purchased material costs as well as start-up costs for Kreisler Polska. Material usage increased $1,397,000 for fiscal year 2005 due to higher sales and increased purchased material content. Depreciation expenses increased $67,000. Revenue sharing expenses attributable to the Rolls-Royce AE3007 engine program declined $183,000 due to the completion of the Company’s involvement in that program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2005 were 6.0% of sales or $862,000 compared to 5.5% of sales or $680,000 for the prior fiscal year. This increase of $182,000, or 27%, is primarily the result of increases in legal, director and accounting fees as well as higher employee payroll and benefit expenses partially offset by lower sales commissions. The increase in employee payroll and benefit expenses is due to fiscal 2005 changes in management positional responsibilities as well as the duplication of certain administrative personnel required during the transition of the corporate office from St. Petersburg, Florida to the Company’s facility located in Elmwood Park, New Jersey.

Income, Interest Expense and Taxes

Our income from operations for the year ended June 30, 2005 was $243,000 compared to the loss from operations as of June 30, 2004 of $1,107,000.

Interest income for fiscal 2005 increased $24,000 or 48% to $74,000 from $50,000 for fiscal year 2004. The increase is the result of higher interest rates and increased cash investment.

The income before income taxes for 2005 was $317,000 compared to the loss before income taxes in 2004 of $1,057,000.

Income tax expense for the year ended June 30, 2005 was $148,000 compared to income tax benefit for the year ended June 30, 2004 of $399,000. The components of income tax expense/(benefit) are discussed in Note E to our consolidated financial statements.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as operating or capital lease agreements. The following table represents the Company’s contractual cash obligations as of June 30, 2006 and the estimated timing of future cash payments:

	Total	FY2007	FY2008	FY2009	FY2010	FY2011	Thereafter
Capital leases	$461,836	$103,643	$112,227	$121,523	$102,812	$21,631	$—
Operating leases	2,038,669	303,594	320,105	324,075	326,226	342,169	422,500
Environmental(1)	482,330	—	—	—	467,630	—	14,700

Total	$2,972,835	$407,237	$432,332	$445,598	$896,668	$363,800	$437,200

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

Environmental Remediation

With regard to the fixed price environmental remediation agreement between the Company and Resource Control Corporation entered into in June 2001, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. As of June 30, 2006, the Company consulted with Resource Control Corporation, the company responsible for the fixed price remediation, and concluded that, due to the delayed completion schedule for the remediation, the payment requirements under the fixed price remediation agreement will be made in fiscal 2010 rather than fiscal 2006 as originally estimated in fiscal 2001. The change in the expected timing of the remaining payments under the fixed price remediation agreement resulted in a fiscal 2006 expense totaling $41,000.

Inventory Valuation

Inventory valuation for the periods ending December 31 and June 30 is based on actual physical inventory counts. For the periods ending September 30 and March 31 inventory valuation is based on internal perpetual inventory records. The Company compares the physical inventory valuation for the periods ending December 31 and June 30 with the perpetual inventory record valuation. At June 30, 2006 the comparison resulted in a valuation difference of 2%, which the Company believes is primarily attributable to the material scrap rate percentage. Any substantial variance in the actual material scrap rate percentage could significantly increase or decrease profits due to changes in the costs of goods sold. For the two quarters in which internal perpetual inventory records are used to value inventory, raw materials, work in process and finished goods inventories are allocated based on the same percentage of total inventory that existed at the time of the most recent physical inventory valuation.

The Company periodically evaluates inventory to determine the likely future usage of those items in inventory. As a result, the Company will typically record a charge against inventory that has historical limited usage. The Company also makes judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from the Company. If such future demand requirements are unlikely, the Company will record a charge against inventory. During the fourth quarter of fiscal 2006, the Company recorded a charge against inventory of approximately $215,000. This charge amount of approximately $215,000 included a reduction in value of $71,000 for fiscal 2000 through fiscal 2005 inventory items that had already been written-down in value to a nominal amount during each of their respective fiscal years. Beginning with fiscal 2006, we will no longer maintain a nominal valuation amount. The recorded inventory charge for fiscal 2006 for inventory items not previously reduced in value was approximately $144,000. The recorded inventory charges for fiscal 2005 and 2004 totaled approximately $94,000 and approximately $128,000, respectively.

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass to our customers. This is typically when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, the Company has a high degree of certainty, based on historical performance, that the product will be accepted by the customer. The Company’s manufacturing cycle time is typically less than two weeks.

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

Accounts receivable – trade is net of an allowance for estimated uncollectible accounts of $40,000 and $10,000 at June 30, 2006 and 2005, respectively. The estimated uncollectible accounts receivable amount was increased on June 30, 2006 from $10,000 to $40,000. The increase of $30,000 is to record charges for items in accounts receivable that are unlikely to be collected by the Company. A final determination of the status of these uncollectible accounts receivable will be made during fiscal 2007.

Income Taxes

Income tax expense is recognized at applicable U.S. or international tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax reporting. The tax effects of such differences are reported as deferred income taxes.

Essentially all earnings of the Company’s foreign subsidiary, Kreisler Polska, are expected to be reinvested in overseas expansion. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Reclassifications

Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005 and Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”), the Company reclassified certain employee payroll and benefit expenses from cost of goods sold to selling, general and administrative expenses. This reclassification incorporated fiscal 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. The application of this reclassification to fiscal 2005 results in an increase of $506,046 in selling, general and administrative expenses and a corresponding equal decrease in cost of goods sold. This reclassification had no effect on the total costs and expenses or the net income of the Company for fiscal 2005.

Fiscal 2005 Reclassifications

	Fiscal 2005	Reclassification Amount from COGS to SG&A	Fiscal 2005 (Reclassified)
Sales	$14,447,801	$—	$14,447,801
Cost of goods sold (“COGS”)	13,848,357	(506,046)	13,342,311
Selling, general and administrative expenses (“SG&A”)	356,395	506,046	862,441

Total costs and expenses	14,204,752	—	14,204,752

Income from operations	$243,049	—	$243,049

Refer to Note A in the “Notes to Consolidated Financial Statements” included in Item 7 Financial Statements for other information regarding the Company’s accounting policies.

Compliance with Environmental Laws

The Company maintains a sewer use permit issued by the Passaic Valley Sewerage Commissioners (“PVSC”) authorizing the Company to discharge industrial effluent from its Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey into the PVSC Waste Treatment facility. Kreisler Industrial followed the requirements of Federal Regulation 40 CFR 413 and Section 313.1 of the PVSC Rules and Regulations. In July 2005, the Company was notified by the PVSC that the Company was in violation of the daily maximum limit for nickel and total metals and, as a result, had incurred a serious violation. These violations occurred during the fiscal year ended June 30, 2005. The Company was also notified that it is in significant non-compliance and subject to enforcement action. The Company retained the services of an environmental remediation consultant and immediately removed the suspected cause of these violations from its industrial effluent discharge. The Company has also retained legal counsel. The Company has implemented processes to eliminate the re-occurrence of this type of violation. The Company approved and executed a Settlement Agreement with the PVSC in January 2006. Upon receipt of a fully executed Settlement Agreement from the PVSC in February 2006, the Company paid a settlement amount of $21,500. Based on the previously estimated range of penalties, the Company accrued a charge against earnings of $37,500 for the year ended June 30, 2005. This amount was adjusted to the actual settlement amount of $21,500 during the year ended June 30, 2006.

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

Promptly after learning of this condition, the Company notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of Pleasant Hill Consultants and The Whitman Companies to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1.

The site characterization was completed and an agreement was signed with Resource Control Corporation for the remediation of the site. The remaining cost for remediation is approximately $408,000, most of which will be paid by the Company in fiscal 2010 (see Note J to the Company’s consolidated financial statements).

The Company notified its liability insurance carriers, which issued liability policies to the Company during the period from 1959 to 1985 and was reimbursed a total of approximately $2,900,000. The Company does not anticipate any further recoveries. The Company believes, based upon the facts as currently known, that its recoveries from its liability policies will cover substantially all of the remediation expenses and other liabilities associated with the releases.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries and the Reports of the Independent Registered Public Accounting Firms are included herein:

Consolidated Balance Sheets - June 30, 2006 and 2005

Consolidated Statements of Operations - Three Years Ended June 30, 2006

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income - Three Years Ended June 30, 2006

Consolidated Statements of Cash Flows - Three Years Ended June 30, 2006

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

June 30,	2006	2005
Assets

Cash and cash equivalents	$3,295,947	$3,409,552
Accounts receivable - trade (net)	4,480,295	3,201,376
Inventories	3,253,420	2,817,894
Deferred tax asset	42,654	166,000
Other current assets	109,814	229,551

Total current assets	11,182,130	9,824,373

Property, plant, and equipment, net	1,590,879	1,491,166
Deferred tax asset	238,989	261,800

Total non-current assets	1,829,868	1,752,966

	$13,011,998	$11,577,339

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable - trade	$819,974	$1,049,613
Accrued expenses	483,030	112,837
Income taxes payable	59,820	—
Line of credit payable	54,810	—
Obligation under capital leases, current portion	103,643	76,869
Accrued environmental costs	—	426,825

Total current liabilities	1,521,277	1,666,144

Obligation under capital leases, net of current portion	358,193	345,978
Accrued environmental costs	407,577	16,541

Total long-term liabilities	765,770	362,519

Commitments and contingencies
Stockholders’ equity
Common stock, $.125 par value; 3,000,000 shares authorized; 1,830,447 shares and 1,826,447 shares issued and outstanding at June 30, 2006 and 2005, respectively	228,806	228,306
Additional paid-in capital	544,716	540,216
Retained earnings	9,968,591	8,805,139
Accumulated other comprehensive loss	(17,162)	(24,985)

Total stockholders’ equity	10,724,951	9,548,676

	$13,011,998	$11,577,339

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2006	2005	2004
Net sales	$19,723,254	$14,447,801	$12,295,688

Cost of goods sold	16,575,023	13,342,311	12,722,800
Selling, general and administrative expenses	1,272,901	862,441	679,726

Total costs and expenses	17,847,924	14,204,752	13,402,526

Income (loss) from operations	1,875,330	243,049	(1,106,838)

Interest and other income	117,758	74,141	49,990
Interest and other expenses	(74,636)		—

Income (loss) before income taxes	1,918,452	317,190	(1,056,848)

Income tax (expense) benefit	(755,000)	(147,600)	398,600

Net income (loss)	$1,163,452	$169,590	$(658,248)

Earnings (loss) per common share:
Net income (loss) – basic	$0.64	$0.10	$(0.37)
Net income (loss) - diluted	$0.63	$0.10	$(0.37)
Weighted average common shares – basic	1,827,620	1,762,973	1,762,447
Weighted average common shares – diluted	1,851,355	1,783,305	1,762,447

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2006, 2005 and 2004

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amounts
Balances, July 1, 2003	1,762,447	$220,306	$367,792	$9,293,797	$—	$9,881,895

Net Loss	—	—	—	(658,248)	—	(658,248)

Balances, June 30, 2004	1,762,447	220,306	367,792	8,635,549	—	9,223,647

Comprehensive income:
Net income	—	—	—	169,590	—	169,590
Foreign currency translation adjustment(1)	—	—	—	—	(24,985)	(24,985)

Total comprehensive income	—	—	—	—	—	144 ,605

Exercise of stock options	64,000	8,000	72,000	—	—	80,000
Tax benefit from exercise of stock options	—	—	100,424	—	—	100,424

Balances, June 30, 2005	1,826,447	228,306	540,216	8,805,139	(24,985)	9,548,676

Comprehensive income:
Net income	—	—	—	1,163,452	—	1,163,452
Foreign currency translation adjustment(2)	—	—	—	—	7,823	7,823

Total comprehensive income	—	—	—	—	—	1,171,275

Exercise of stock options	4,000	500	4,500	—	—	5,000

Balances, June 30, 2006	1,830,447	$228,806	$544,716	$9,968,591	$(17,162)	$10,724,951

(1)	Net of tax benefit of $15,401
(2)	Net of tax benefit of $11,439

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2006	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$1,163,452	$169,590	$(658,248)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	471,459	382,454	315,585
Tax benefit from exercise of stock options	—	100,424	—
Deferred tax asset	146,157	10,600	73,900
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	(1,278,919)	(662,835)	(733,569)
Inventories	(435,526)	(326,181)	(36,205)
Income taxes receivable	—	437,422	298,300
Other current assets	119,737	(48,702)	155,083
Accounts payable - trade	(229,639)	521,514	8,311
Accrued expenses	370,194	(189,728)	(75,647)
Income taxes payable	59,820
Accrued environmental costs	(35,789)	(158,577)	(426,635)

Net Cash Provided By (Used In) Operating Activities	350,946	235,981	(1,079,125)

Cash Flows From Investing Activities
Purchase of property, plant, and equipment	(448,697)	(484,150)	(203,568)

Net Cash Used In Investing Activities	(448,697)	(484,150)	(203,568)

Cash Flows From Financing Activities
Proceeds from line of credit payable	54,810	—	—
Receipt of split-dollar life insurance receivable	—	235,450	—
Proceeds from exercised stock options	5,000	80,000	—
Repayment of obligations under capital leases	(83,487)	(25,223)	—

Net Cash Provided By (Used In) Financing Activities	(23,677)	290,227	—

Effect of foreign currency translation	7,823		—

Increase (decrease) in cash and cash equivalents	(113,605)	42,058	(1,282,693)
Cash and cash equivalents beginning of year	3,409,552	3,367,494	4,650,187

Cash and cash equivalents end of year	$3,295,947	$3,409,552	$3,367,494

Supplemental Disclosure of Cash Flow Information iInformation
Cash paid during the years for:
Income taxes	$552,484	$—	$—
Interest	$74,636	$22,129	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$122,475	$448,070	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

A. Operations and Summary of Significant Accounting Policies

Operations

Kreisler Manufacturing Corporation and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o. (“Kreisler Polska”) (collectively “Kreisler” or the “Company”), manufacture precision metal components and assemblies at facilities located in Elmwood Park, New Jersey and Krakow, Poland primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. These products include tube assemblies of multiple sizes and configuration as well as machined components.

Principles of Consolidation

The consolidated financial statements include the accounts of Kreisler Manufacturing Corporation and its subsidiaries, all of which are wholly-owned. All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass. This is typically when the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, the Company has a high degree of certainty, based on historical performance, that the product will be accepted by the customer. The Company’s manufacturing cycle time is typically less than two weeks.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. At June 30, 2006 cash equivalents consisted of money market accounts and bank accounts aggregating approximately $3,185,000 compared to $3,400,000 at June 30, 2005. As of June 30, 2006, cash in the amount of $111,000 was deposited in an interest bearing account and was restricted until January 2007 in accordance with the application requirements of an Additional Project Funding Agreement between Kreisler Polska and the Polish Enterprise Development Agency. This restriction was removed during August 2006. As of June 30, 2006 and 2005, and at various times during the years, balances of cash at financial institutions exceeded the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Accounts Receivable - Trade

Accounts receivable-trade represents uncollateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

Accounts receivable-trade are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge against sales and a credit to accounts receivable- trade.

Accounts receivable – trade is presented net of an allowance for estimated uncollectible accounts of $40,000 and $10,000 at June 30, 2006 and 2005, respectively. The estimated uncollectible accounts receivable amount was increased on June 30, 2006 from $10,000 to $40,000. The increase of $30,000 is to record charges for approximately $40,000 in accounts receivable that are unlikely to be collected by the Company. A final determination of the status of these uncollectible accounts receivable will be made during fiscal 2007. The Company may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Depreciation on machinery and equipment is computed using the double-declining method. Estimated useful lives of three to ten years is used for machinery and equipment, while building improvements are amortized, using the straight line method, over the shorter of either their economic useful lives or the term of the leases.

Foreign Currency Transactions and Translation

Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency transactions denominated in a currency other than the functional currency are included in the statement of operations within selling, general and administrative expenses. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive loss component of the statement of changes in stockholders’ equity and comprehensive income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”. The national currency of the foreign subsidiary is the functional currency.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of the cost of the asset based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. No impairments were identified during the years ended June 30, 2006, 2005 and 2004.

Stock-Based Compensation

The Company follows SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The following table illustrates the effect on the net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2006	2005	2004
Net income (loss), as reported	$1,163,452	$169,590	$(658,248)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,000)	(16,000)	(16,000)

Pro forma net income (loss)	$1,147,452	$153,590	$(674,248)

Earnings (loss) per common share:
Basic – as reported	$0.64	$0.10	$(0.37)
Basic – pro forma	$0.63	$0.09	$(0.38)
Diluted – as reported	$0.63	$0.10	$(0.37)
Diluted – pro forma	$0.62	$0.09	$(0.38)

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payments.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after December 15, 2005. For the Company, this would require compliance for the quarter beginning July 1, 2006. The Company will prospectively adopt SFAS No. 123R effective July 1, 2006. Based on stock options outstanding at June 30, 2006, the Company estimates SFAS No. 123R will require the Company to record approximately $14,000 in additional compensation expense for the twelve months ending June 30, 2007.

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis which is not materially different from a first-in, first-out basis.

The Company periodically evaluates inventory to determine the likely future usage of those items in inventory. As a result, the Company will typically record a charge against inventory that has historical limited usage. The Company also makes judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from the Company. If such future demand requirements are unlikely, the Company will record a charge against inventory. During the fourth quarter of fiscal 2006, the Company recorded a charge against inventory of approximately $215,000. The charge amount of approximately $215,000 recorded for fiscal 2006 included a reduction in value for raw material purchases between fiscal 2000 through fiscal 2005 totaling approximately $71,000. The recorded inventory charge for fiscal 2006 for items not previously reduced was approximately $144,000.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Essentially all earnings of the Company’s foreign subsidiary, Kreisler Polska, are expected to be reinvested in overseas expansion. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Earnings per Share

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per common share and diluted income per common share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

Comprehensive Income

The Company complies with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments from its Polish subsidiary to be included in other comprehensive income (loss).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Beginning with the Company’s Form 10-QSB for the three months ended September 30, 2005 and Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”), the Company reclassified certain employee payroll and benefit expenses from cost of goods sold to selling, general and administrative expenses. This reclassification incorporated fiscal 2005 changes in management positional responsibilities as well as the transition of the duties and responsibilities of the former St. Petersburg, Florida corporate office to the Company’s facility in Elmwood Park, New Jersey. The application of this reclassification to fiscal 2005 results in an increase of $506,046 in selling, general and administrative expenses and a corresponding equal decrease in cost of goods sold. This reclassification has no affect on the total costs and expenses or the net income of the Company for fiscal 2005.

Fiscal 2005 Reclassifications

	Fiscal 2005	Reclassification Amount from COGS to SG&A	Fiscal 2005 (Reclassified)
Sales	$14,447,801	$—	$14,447,801
Cost of goods sold (“COGS”)	13,848,357	(506,046)	13,342,311
Selling, general and administrative expenses (“SG&A”)	356,395	506,046	862,441

Total costs and expenses	14,204,752	—	14,204,752

Income from operations	$243,049	—	$243,049

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company’s adoption of this standard has not had a material effect on its financial position or result of operations.

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

In July 2006, the FASB published FASB Interpretation (FIN) No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (“SFAS 109”), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect this new FIN to have any impact upon its financial position, results of operations or cash flows.

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

B. Concentration of Credit Risk

The Company maintains cash balances at several financial institutions. Accounts at each domestic institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances approximated $1,801,000 and $2,325,000 at June 30, 2006 and 2005, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

C. Inventories

Inventories consist of the following at June 30, 2006 and 2005:

	2006	2005
Raw materials	$1,968,963	$1,606,347
Work in process	1,122,269	855,100
Finished goods	162,188	356,447

	$3,253,420	$2,817,894

D. Property, Plant, and Equipment, net

Property, plant, and equipment, net consist of the following at June 30, 2006 and 2005:

	2006	2005
Building improvements	$280,787	$266,951
Machinery and equipment	6,440,711	5,883,375

	6,721,498	6,150,326
Less accumulated depreciation	(5,130,619)	(4,659,160)

	$1,590,879	$1,491,166

At June 30, 2006 machinery and equipment included $570,545 of equipment acquired under capital leases with accumulated depreciation of $127,140. At June 30, 2005 machinery and equipment included $448,070 of equipment acquired under capital leases with accumulated depreciation of $38,978.

Depreciation expense was $471,459, $382,454 and $315,585 for the years ended June 30, 2006, 2005, and 2004, respectively.

E. Income Taxes

The components of income tax expense/(benefit) as reflected in the Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current tax expense/(benefit)
Federal	$463,870	$18,600	$(472,500)
State	149,686	13,100	—
Foreign	—	—	—

Total current tax expense/(benefit)	613,556	31,700	(472,500)

Deferred tax expense/(benefit)
Federal	179,871	121,600	93,000
State	(14,017)	13,500	(19,100)
Foreign	(24,410)	(19,200)	—

Total deferred tax expense/(benefit)	141,444	115,900	73,900

Income tax expense/(benefit)	$755,000	$147,600	$(398,600)

The components of earnings from operations before income taxes consisted of the following for the years ended June 30, 2006, 2005 and 2004:

	2006	2005	2004
U.S.	$2,046,930	$415,766	$(1,056,848)
International	(128,478)	(98,576)	—

Total	$1,918,452	$317,190	$(1,056,848)

The tax-effected components of deferred income tax assets and liabilities consisted of the following at June 30, 2006 and 2005:

	2006	2005
Accrued environmental costs	$163,031	$177,347
Federal, foreign, and state net operating loss carryforwards	175,884	310,847
Other items, net	58,300	76,100

Gross deferred tax assets	397,215	564,294

Valuation allowance	(21,742)	(102,342)

Deferred tax assets	375,473	461,952

Basis difference in fixed assets	55,817	29,051
Other items, net	38,013	5,101

Deferred tax liabilities	93,830	34,152

Net deferred tax assets	$281,643	$427,800

	2006	2005
Net deferred tax assets consist of:
Current deferred tax asset	$42,654	$166,000
Non-current deferred tax asset	238,989	261,800

Net deferred tax asset	$281,643	$427,800

As of June 30, 2006, the Company had approximately $2,290,000 of state and $222,000 of foreign net operating loss carryforwards. The state and foreign net operating loss carryforwards begin to expire in 2012 and 2010, respectively. There are no federal net operating loss carryforwards. The valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of realization of certain state deferred tax assets related to net operating loss carryforwards.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

	2006	2005	2004
Federal tax computed at statutory rate	$652,274	$107,800	$(359,300)
State taxes, net of Federal benefit	84,775	22,100	(37,000)
Foreign income taxed at rates other than Federal	19,272	15,200	—
Other items, net	(1,321)	2,500	(2,300)

Income tax expense/(benefit)	$755,000	$147,600	$(398,600)

F. Line of Credit

On January 28, 2006, Kreisler Polska entered into line of credit agreement with Bank Handlowy w Warszawie (“Bank Handlowy”) in conjunction with the APFA with the PEDA. The repayment of the loan amount of 297,800 Polish zloty (approximately $93,000 at the June 30, 2006 exchange rate) was guaranteed by an interest bearing deposit made by Kreisler Polska with Bank Handlowy totaling $111,000. The terms of the loan as of June 30, 2006 are described below:

Initial loan amount	$93,000
Loan term	12 months
Interest rate	WIBOR* + 3.50%

*	Warsaw Interbank Offered Rate. Loan interest rate at June 30, 2006 was 7.62%

The principal and interest rate on the outstanding loan balance at of June 30, 2006 was approximately $55,000 and 7.62%, respectively. The outstanding loan balance was paid in full during August 2006 and any restriction on the balance of the interest bearing deposit was removed.

G. Stock Option Plan

The Company’s Stock Option Plan (the “Plan”) was approved by the shareholders of the Company in November 1997. A maximum of 280,000 shares of the Company’s common stock may be issued under the Plan. The term for all stock options granted is ten years and optionees vest in the options over a three-year period. In the event of a change of control, as defined in the Plan, optionees become fully vested in their unexercised options.

The purpose of the Plan is to provide additional incentives to officers, other key employees, directors of, and important consultants to the Company by encouraging them to invest in shares of the Company’s common stock and, thereby, acquire a proprietary interest in the Company and an increased personal interest in the Company’s continued success and progress.

Options under the Plan may qualify under Section 422 of the Internal Revenue Code (Incentive Stock Options) or options which do not qualify under Section 422 (Nonqualified Options).

The following table summarizes option activity for the years ended June 30, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock Option Activity
Outstanding, beginning of year	41,501	$2.97	105,501	$1.93	105,501	$2.00

Granted					16,000	$5.00
Exercised	(4,000)	$1.25	(64,000)	$1.25	—	—
Expired or surrendered					(16,000)	$5.50

Outstanding, end of year	37,501	$3.15	41,501	$2.97	105,501	$1.93

Exercisable, end of year	32,168	$2.85	30,834	$2.27	89,501	$1.38

At June 30, 2006, the weighted average contractual life of the 37,501 options outstanding is four years and the weighted average contractual life of the 32,168 options exercisable is 3 years.

The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

2004
Fair value per option	$2.63
Assumptions:
Annualized dividend yield	0%
Expected volatility	58.06%
Risk free interest rate	3.22%
Expected option terms (years)	5

Income tax benefits related to the exercise of stock options increased additional paid-in capital by $100,424 in fiscal 2005.

H. Significant Customers and Suppliers

Sales to the Company’s largest customer (a commercial customer) were 59.6%, 58.9% and 51.0% of total sales for the years ended June 30, 2006, 2005 and 2004, respectively. Sales to the United States Government were 5.7%, 10.4% and 13.5% of total sales for the years ended June 30, 2006, 2005 and 2004, respectively.

Customer Sales	Fiscal
	2006	2005		2004
Commercial customer	$11,604,000	$8,514,000	(a)	$6,357,000	(a)
U.S. Government	$1,132,000	$1,497,000		$1,631,000

(a)	For the years ended June 30, 2005 and 2004, sales to the Company’s largest three customers were $10,731,000 and $7,896,000, respectively, which were inclusive of the sales to the commercial customer above.

Accounts receivable from the Company’s largest customer and the United States Government at June 30, 2006, 2005 and 2004, respectively, are as follows:

Accounts Receivable	June 30,
	2006	2005		2004
Commercial customer	$2,567,000	$1,932,000	(b)	$1,134,000	(b)
U.S. Government	$99,000	$462,000		$398,000

(b)	As of June 30, 2005 and 2004, accounts receivable to the Company’s three largest customers were $2,430,000 and $1,551,000, respectively, which were inclusive of the accounts receivable due from the commercial customer above.

The Company purchased more than 10% of the components used in the products manufactured by the Company from a single supplier during each of the years ended June 30, 2006, 2005 and 2004. Alternative suppliers of these components are available to the Company and the loss of this supplier would not have a long-term material impact on the Company’s operations.

I. Commitments and Contingencies

Leases

The Company’s corporate office is located at the Kreisler Industrial Corporation manufacturing facility in Elmwood Park, New Jersey. The Company’s New Jersey location consists of a 52,000 square foot leased facility. The existing lease agreement expires on September 30, 2006. Effective July 11, 2006, Kreisler Manufacturing Corporation and Kreisler Industrial Corporation entered in the Extension to Lease Agreement (the “Lease Agreement Extension”) with the facility owner. The Lease Agreement Extension extends the lease term from October 1, 2006 through September 30, 2012. The Company’s Kreisler Polska subsidiary operates from a 10,000 square foot leased facility located in Krakow, Poland. Kreisler Polska’s lease agreement has no lease end date but does require six months notice of cancellation by either party prior to vacating the facility.

Future minimum lease commitments for each of the next five years and in the aggregate as of June 30, 2006 are as follows:

	Capital Leases	Operating Leases
Year ending June 30,
2007	$137,006	$303,594
2008	137,006	320,105
2009	137,006	324,075
2010	108,494	326,226
2011	22,429	342,169
Thereafter	—	422,500

	541,941	$2,038,669

Less amount representing interest	(80,105)

Present value of net minimum capital lease payments	461,836
Less current maturities	(103,643)

Long term capital lease obligation	$358,193

Rent expense for the years ended June 30, 2006, 2005, and 2004 amounted to $289,787, $243,437, and $245,862, respectively.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its leased manufacturing facility located in Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirements for Site Remediation, N.J.A.C. 7:26E-1.1. The site characterization has been completed. In June 2001, the Company entered into a fixed price remediation agreement with Resource Control Corporation (“RCC”). The remaining cost estimated for remediation of the site under the fixed price remediation agreement with RCC is approximately $408,000, most of which is expected to be paid in fiscal 2010. As of June 30, 2006, the Company consulted with RCC and due to the delayed completion schedule for the remediation, the payment requirements under the fixed price remediation will be made in fiscal 2010, rather than fiscal 2006 as originally estimated in fiscal 2001. The change in the expected timing of the remaining payments under the fixed price remediation agreement resulted in a fiscal 2006 expense totaling $41,000. It is reasonably possible that the Company’s recorded estimate of remediation cost may change in the near term.

At June 30, 2006, estimated remediation payments are as follows:

Year Ending June 30,
2007	$—
2008	—
2009	—
2010	467,630
2011	14,700

482,330
Unamortized discount	(74,753)

$407,577

In a letter dated February 23, 2006 the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination within the 90 day allowable period (which commenced February 23, 2006) and requested an informal administrative conference with the Conference and Appeals Branch. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

J. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and assess financial and operating performance.

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

Geographic information regarding the Company’s net sales and long-lived assets is as follows for the years ended June 30, 2006 and 2005:

	United States	Poland	Total
2006
Sales to unaffiliated customers	$19,710,990	$12,264	$19,723,254
Income (loss) from operations	$2,001,192	$(125,862)	$1,875,330
Interest income	$116,697	$1,061	$117,758

Interest expense	$72,198	$1,943	$74,141

Income (loss) before income tax expense	$2,046,929	$(128,477)	$1,918,452

Segment assets	$12,419,563	$592,435	$13,011,998
Depreciation	$410,605	$60,854	$471,459

	United States	Inception March, 2005 Poland	Total
2005
Sales to unaffiliated customers	$14,445,974	$1,827	$14,447,801
Income (loss) from operations	$341,687	$(98,638)	$243,049
Interest income	$74,079	$62	$74,141

Income (loss) before income tax expense	$415,766	$(98,576)	$317,190

Segment assets	$11,300,374	$276,965	$11,577,339
Depreciation	$363,976	$18,478	$382,454

K. Related Party Transactions

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

For the year ended June 30, 2006, the Company paid Mr. Kelly $153,400 for technical advisory services and reimbursed Mr. Kelly $27,000 for his out-of-pocket expenses.

L. Employee Benefit Plan

Beginning April 1, 2005 the Company established an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. All employees, except those covered by a collective bargaining agreement, are eligible to participate in the plan after completing one year of service. The employer may, in its sole discretion, contribute and allocate to each eligible participant’s account a percentage of the participant’s elective deferrals. Matching contributions, if any, shall be determined as of the end of the plan year. No matching contributions were made to the 401(k) plan during the years ended June 30, 2006 and 2005. The plan does not offer employees an option to invest in the shares of the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kreisler Manufacturing Corporation

We have audited the accompanying consolidated balance sheet of Kreisler Manufacturing Corporation and Subsidiaries (collectively the “Company”) as of June 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Roseland, New Jersey

August 11, 2006

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

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

September 22, 2005, except for the reclassification paragraph of Note A as to which the date is December 23, 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On March 20, 2006, the Company’s Audit Committee of the Board of Directors engaged Rothstein, Kass & Company, P.C. to serve as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2006, following the dismissal of Gregory, Sharer & Stuart, P.A., the Company’s prior independent registered public accounting firm. In accordance with SEC regulations, the Company filed Amendment No. 1 to Form 8-K with the SEC.

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

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal controls and procedures for financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to the registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001. (2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006. (6)

10.9	Declaration of a Blank Bill Issuer and Additional Project Funding Agreement between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.10	Fiscal 2006 Bonus Plan. (8) +

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(6)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(7)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(8)	Incorporated by reference to the registrant’s Form 8-K filed on September 26, 2006
+	Compensatory plan or arrangement(5)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: September 28, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Michael D. Stern Michael D. Stern	Co-President & Chief Executive Officer, Director (Principal Executive Officer)	September 28, 2006

/s/ Edward A. Stern Edward A. Stern	Co-President & Chief Financial Officer (Principal Financial Officer)	September 28, 2006

/s/ Wallace N. Kelly Wallace N. Kelly	Director, Chairman of the Board	September 28, 2006

/s/ Michael L. Goldberg Michael L. Goldberg	Director	September 28, 2006

/s/ John W. Poling John W. Poling	Director	September 28, 2006

/s/ Ronald Nussle, Jr. Ronald Nussle, Jr.	Director	September 28, 2006

EXHIBIT INDEX

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000 (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001(2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003. (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006. (6)

10.9	Declaration of a Blank Bill Issuer and Additional Project Funding Agreement between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.10	Fiscal 2006 Bonus Plan. (8) +

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2003
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(6)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(7)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(8)	Incorporated by reference to the registrant’s Form 8-K filed on September 26, 2006
+	Compensatory plan or arrangement(5)