Form 10KSB/A
period 2006-06-30
KREISLER MANUFACTURING CORP
filed 2006-10-27
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 0-4036

Kreisler Manufacturing Corporation

(Name of small business issuer in its charter)

Delaware	22-1047792
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Van Riper Avenue, Elmwood Park, New Jersey 07407

(Address of principal executive offices) (zip code)

Issuer’s telephone number: 201-791-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:	Common Stock, $.125 par value per share The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:	Not applicable

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $12,165,847.(1)

The number of shares of Common Stock outstanding as of October 20, 2006 was 1,830,447 shares.

Transitional Small Business Disclosure Format (check one)    ☐  Yes    ☒  No

(1)	The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of the Company’s common stock (“Common Stock”) outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last closing price for the Common Stock as quoted on the NASDAQ Capital Market on September 15, 2006. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

EXPLANATORY NOTE

Kreisler Manufacturing Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-KSB (“Form 10-KSB”) for the fiscal year ended June 30, 2006 in order to (i) provide information in Part III of the Form 10-KSB, which was previously incorporated by reference to the Company’s definitive proxy statement relating to the 2006 Annual Meeting of Stockholders; (ii) amend Item 5 of Part II of the Form 10-KSB; (iii) include certain additional exhibits; and (iv) make certain conforming changes to the cover page. This Amendment No. 1 does not include any changes to the Company’s financial statements and notes thereto contained in the Form 10-KSB.

ANNUAL REPORT ON FORM 10-KSB

KREISLER MANUFACTURING CORPORATION

FORWARD-LOOKING STATEMENTS

Certain oral statements made by management of the Company from time to time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission (the “SEC”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Equity Compensation Plan Information

The following table sets forth information for the Company’s equity compensation plan as of June 30, 2006:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:
Equity compensation plans approved by security holders	37,501	$3.15	124,000
Equity compensation plans not approved by security holders	—	—	—

Total	37,501	$3.15	124,000

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General Information

The following table sets forth information concerning the Company’s directors and executive officers:

Name	Position Held in the Company	Director of the Company Since	Age as of October 24, 2006
Wallace N. Kelly	Chairman of the Board and Consultant to the Company	2004	67

Michael L. Goldberg (1)	Director	2003	57

Ronald L. Nussle, Jr.(1)	Director	2004	43

John W. Poling (1)(2)	Director	2003	61

Michael D. Stern	Co-President, Chief Executive Officer and Director of the Company and Kreisler Industrial Corporation, the Company’s subsidiary. Mr. Stern is also President of the Management Board of Directors of Kreisler Polska Sp. z o.o., the Company’s Polish subsidiary.	2004	40

Edward A. Stern	Co-President, Chief Financial Officer, Secretary and Treasurer of the Company and Kreisler Industrial Corporation, the Company’s subsidiary. Mr. Stern is also Vice President of the Management Board of Directors of Kreisler Polska Sp. z o.o, the Company’s Polish subsidiary.	N/A	45

(1)	An independent director and a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee
(2)	Audit Committee Financial Expert

The business experience of the Company’s directors and executive officers is set forth below:

Wallace N. Kelly joined the Company in February 2000. Mr. Kelly has served as Chairman of the Board since June 2004 and as a Consultant to the Company since July 1, 2005. Mr. Kelly was Executive Vice President and Chief Operations Officer of the Company from February 2000 until October 2003. Mr. Kelly was a technical advisor to the Company from November 2003 through June 2005. Mr. Kelly was an engineering consultant in the aerospace industry, including Kreisler Industrial Corporation, between 1993 and 2000. From 1988 to 1993, Mr. Kelly worked for Chromalloy Gas Turbine Corporation. From 1961 to 1988, Mr. Kelly held various engineering positions with the Pratt and Whitney Division of United Technologies Corporation and GE Aircraft Engines. Mr. Kelly graduated with a Bachelor of Science in mechanical engineering from Michigan Technological University.

Michael L. Goldberg, Esquire, joined the Board of Directors in August 2003. Mr. Goldberg was the Chief Executive Officer and General Counsel of Rx Medical Services Corporation from 1990 through 2003. From 1999 through 2001, Mr. Goldberg was the Director of Legal Affairs and a member of the

Board of Directors of Constellation 3D, Inc., a research and development company which filed for protection under the federal bankruptcy laws in 2002. Prior to 1990, Mr. Goldberg was Chief Executive Officer and General Counsel of Omni Records, Inc. From 1974 through 1986, Mr. Goldberg was a practicing attorney. Among the offices he has served are the U.S. Attorney’s Office and the Philadelphia District Attorney’s Office.

Ronald L. Nussle, Jr. joined the Board of Directors in October 2004. Mr. Nussle has been the Chief Operating Officer of iPurity, Inc., a Silicon-Valley based company which installs high-purity process equipment for SemiConductor and Bio/Pharmaceutical industries, since 2006. Mr. Nussle has also been the President of ICR Enterprises, LLC, a Supply-Chain consulting and software firm located in California, since 2004. Mr. Nussle was Managing Director of Global Materials and Supply Chain at Lam Research Corporation from 2001 to 2004. Prior to joining Lam Research Corporation, Mr. Nussle was Senior Director of Strategic Supply Management for Cessna Aircraft Company for three years. Mr. Nussle spent 12 years at Honeywell Aerospace in Engineering, Operations and Program Management positions. Mr. Nussle graduated with a Bachelor of Science in mechanical engineering from Arizona State University. Mr. Nussle also serves on the Industry Advisory Board for the MBA in Supply Chain Management program at Arizona State University and is a regular magazine contributor on operations, outsourcing and supply chain best-practices for Purchasing Magazine. Mr. Nussle is the author of Integrated Cost Reduction (Reed Pres. 2004).

John W. Poling joined the Board of Directors in August 2003. Mr. Poling has been a senior financial executive in manufacturing, industrial services and environmental construction, consulting and engineering for over 30 years. Since July 2006, Mr. Poling has been Executive Vice President for Corporate Development of The TUBE Media Corp. From November 2004 to July 2006, Mr. Poling was Executive Vice President and Chief Financial Officer of The TUBE Media Corp., an entertainment company composed of a music television channel and a music recording business. Mr. Poling has also served on its Board of Directors since April 2004. From 2002 to 2004, he was a partner with Tatum Partners, LLP, a provider of financial and information technology services to both public and private companies. Prior to joining Tatum Partners, LLP, Mr. Poling served as Chief Financial Officer of U.S. Plastic Lumber Corp., a manufacturer and distributor of plastic lumber products, from 1999 to 2002. In July of 2004, U.S. Plastic Lumber Corp. filed for protection under the federal bankruptcy laws. Mr. Poling served as Vice President of Finance for Eastern Environmental Services, Inc. from 1996 to 1999. Mr. Poling also serves on the Board of Directors for SystemOne Technologies, Inc., a manufacturer and distributor of self-contained recycling parts washers and American Ecology Inc., a hazardous and nuclear waste treatment and disposal company. Mr. Poling received a Bachelor of Science degree in accounting from Rutgers University.

Michael D. Stern joined the sales department of Kreisler Industrial Corporation, the Company’s subsidiary, in 1990 and has served as Co-President and Chief Executive Officer of the Company since June 2004 and of Kreisler Industrial Corporation since September 2004. Mr. Stern became President of the Management Board of Directors of Kreisler Polska Sp. z.o.o., the Company’s Polish subsidiary in March 2005. Mr. Stern joined the Board of Directors of the Company in October 2004. Mr. Stern was Vice President – Operations of Kreisler Industrial Corporation from 1993 to 2004. Mr. Stern graduated with a Bachelor of Arts in economics from Emory University. Mr. Stern is the brother of Edward A. Stern, the Company’s Co-President, Chief Financial Officer, Secretary and Treasurer.

Edward A. Stern joined the production control department of Kreisler Industrial Corporation in 1991 and has served as Co-President, Chief Financial Officer, Secretary and Treasurer of the Company since June 2004 and of Kreisler Industrial Corporation since September 2004. As of March 2005, Mr. Stern also serves as Vice President of the Management Board of Directors of Kreisler Polska Sp. z.o.o., the Company’s Polish subsidiary. Mr. Stern was Vice President – Administration of Kreisler Industrial

Corporation from 1993 to 2004. Prior to joining the Company, Mr. Stern’s experience included five years with American Airlines in the Corporate Finance and Financial Analysis areas. Mr. Stern graduated with a Master of Business Administration in finance and accounting from the Kellogg School of Management of Northwestern University and a Bachelor of Arts in economics from Emory University. Mr. Stern is the brother of Michael D. Stern, the Company’s director, Co-President and Chief Executive Officer.

Audit Committee

The Company has a separately-designated audit committee (the “Audit Committee”) established in accordance with section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are John W. Poling, Michael L. Goldberg and Ron Nussle, Jr. Mr. Poling serves as the Chairman of the Audit Committee.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that at least one member of the Audit Committee of the Board of Directors, Mr. Poling, is an audit committee financial expert. Mr. Poling is independent as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company’s Board of Directors adopted the Code of Ethics for Senior Financial Officers (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller and any other person performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of the Company’s Common Stock to file with the SEC initial statement of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Form 4), of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such forms furnished to the Company and written representations that no other forms were required during fiscal 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with during the fiscal 2006.

[confirm that no disclosure should be provided under Item 401(g) of Regulation S-B]

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to the Company’s Chief Executive Officer and the Company’s most highly compensated executive officer (collectively, the “Named Executive Officers”) for services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years ended June 30, 2006, 2005, and 2004.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Michael D. Stern	2006	135,673	57,750	3,413	(3)
Co-President and	2005	112,865	-0-	552	(3)
Chief Executive Officer(1)	2004	100,450	-0-	-0-

Edward A. Stern	2006	135,673	57,750	1,506	(3)
Co-President,	2005	112,865	-0-	545	(3)
Chief Financial Officer, Secretary and Treasurer(2)	2004	100,450	-0-	-0-

(1)	Prior to June 2004, Michael D. Stern was Vice President, Operations of Kreisler Industrial Corporation.
(2)	Prior to June 2004, Edward A. Stern was Vice President, Administration of Kreisler Industrial Corporation.
(3)	Represents annual automobile allowance provided by the Company.

Option Grants in the Last Fiscal Year

No stock options were granted during the fiscal year ended June 30, 2006 to the Named Executive Officers.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended June 30, 2006 and the number and value of unexercised options held at the end of the fiscal year ended June 30, 2006 by the Named Executive Officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael D. Stern	—	—	8,000	—	$96,960	—
Edward A. Stern	—	—	8,000	—	$96,960	—

(1)	Represents the difference between $13.37, the last sale price of the Common Stock on June 30, 2006, the last trading day in fiscal 2006, as reported on The NASDAQ Stock Market and the exercise price of in-the-money options, multiplied by the number of exercisable or unexercisable options held, as applicable.

Compensation of Directors

General. Each director of the Company who is not an officer receives a fee of $10,000 per year and is entitled to the reimbursement of reasonable out-of-pocket expenses. The Chairman of the Audit Committee receives a fee of $5,000 per year. The Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee receives a fee of $5,000, in the aggregate, per year. Directors who are employees of, or consultants to, the Company do not receive additional compensation for their services as directors of the Company.

Consulting Agreement with Mr. Kelly. On July 1, 2005, the Company and Mr. Kelly, Chairman of the Board of Directors, entered into a letter agreement (the “Consulting Agreement”) setting forth the terms of the Company’s engagement of Mr. Kelly to render technical advisory services to the Company in the areas of a process engineering, product development, strategic planning, customer and marketing support, as directed by the Chief Executive Officer of the Company.

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

The Consulting Agreement became effective on July 1, 2005 and continues until thirty days following a written termination notice sent by either party to the Consulting Agreement. See “Certain Relationships and Related Transactions” for information about payments to Mr. Kelly pursuant to the Consulting Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 24, 2006, certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each director of the Company, (iii) by each of the Company’s Named Executive Officer, as defined above, and (iv) by all directors and executive officers of the Company as a group. Except as otherwise indicated, the beneficial owners of Common Stock listed below have sole investment and voting power with respect to such shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Michael L. Goldberg	8,000	(3)	*
Wallace N. Kelly	699,268	(4)	38.1%

Ronald L. Nussle, Jr.	0
John W. Poling	8,000	(3)	*
Edward A. Stern	38,512	(5)	2.1%
Michael D. Stern	38,508	(5)	2.1%
All directors and executive officers of the Company as a group (6 persons)	792,288	(6)	42.5%

*	Less than one percent
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations of the SEC and include securities as to which the individual or entity has or shares voting or investment power or has the right to acquire voting or investment power within 60 days after the Record Date. Beneficial ownership may be disclaimed as to certain of the securities. Unless indicated otherwise, the business address of the beneficial owners who are directors and executive officers of the Company is c/o Kreisler Manufacturing Corporation, 180 Van Riper Avenue, Elmwood Park, New Jersey 07407.
(2)	Percent of Class is based on 1,830,447 shares outstanding as of October 24, 2006.
(3)	Represents shares issuable upon the exercise of stock options.
(4)	Includes 13,333 shares directly owned by Mr. Kelly and 2,667 shares issuable to Mr. Kelly upon the exercise of stock options. The remaining 683,268 shares are held in a trust established under the will of Lucile Stern for the benefit of Edward A. Stern, Michael D. Stern, Jody L. Stern and Jeffery R. Stern. Mr. Kelly serves as the sole trustee of this trust and has sole voting and investment power over the shares in the trust.
(5)	Includes 8,000 shares issuable upon the exercise of stock options.
(6)	Includes 34,667 shares issuable upon the exercise of stock options.

See “Part II — Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” for the information regarding the Company’s equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the New Supplemental Agreement entered into by the Company and Mr. Kelly in July 2003, the Company paid a bonus of $110,000 to Mr. Kelly in February 2004, in connection with his continued services to the Company. Since June 2004, Mr. Kelly has served as the Chairman of the Board of Directors of the Company. From November 2003 until June 2005, Mr. Kelly was employed by the Company as a technical advisor. Pursuant to the Consulting Agreement, Mr. Kelly has served as a consultant to the Company since July 1, 2005. In this position, Mr. Kelly provides consulting services to the Company in the areas of process engineering, product development, strategic planning and customer and marketing support. During the Company’s fiscal years ended June 30, 2006 and 2005, the Company paid $153,400 and $125,000 to Mr. Kelly and reimbursed Mr. Kelly $27,000 and $26,000 for his travel and lodging expenses, respectively. See “Compensation of Directors – Consulting Agreement with Mr. Kelly” for a description of the Consulting Agreement.

ITEM 13. EXHIBITS

3.1.1	Certificate of Incorporation, including Amendment of Certificate of Incorporation adopted November 26, 1991.(1)

3.1.2	Amendment of Certificate of Incorporation adopted March 10, 1969.

3.1.3	Amendment of Certificate of Incorporation adopted December 8, 1997.

3.2	Bylaws.(1)

10.1	1997 Stock Option Plan.(1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000.(2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001.(2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.(2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement.(3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003.(4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly.(5) +

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006.(6)

10.9	Declaration of a Blank Bill Issuer and Additional Project Funding Agreement between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency.(7)

10.10	Fiscal 2006 Bonus Plan.(8) +

11	Statement regarding computation of per share earnings.*

14	Code of Ethics for Senior Financial Officers.(9)

16	Letter on change in certifying accountant.(10)

21	Subsidiaries of the registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2003
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(6)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(7)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(8)	Incorporated by reference to the registrant’s Form 8-K filed on September 26, 2006
(9)	Incorporated by reference to the registrant’s Form 8-K filed on October 26, 2006
(10)	Incorporated by reference to the registrant’s Form 8-K filed on April 5, 2006
*	Previously filed with the Form 10-KSB
+	Compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

On March 20, 2006, the Audit Committee of the Board of Directors engaged Rothstein, Kass & Company, P.C. (“Rothstein Kass”), an independent registered public accounting firm, to serve as the Company’s independent auditors for the fiscal year ended June 30, 2006. The Audit Committee has also engaged Rothstein Kass to serve as the Company’s independent auditors during the fiscal year ending June 30, 2007.

Prior to March 20, 2006, Gregory, Sharer & Stuart, P.A. (“Gregory Sharer”) served as the Company’s independent auditors for the year ended June 30, 2005. On March 20, 2006, the Audit Committee of the Board of Directors of the Company dismissed Gregory Sharer as the Company’s independent registered public accounting firm. Gregory Sharer’s reports on the Company’s consolidated financial statements for either of the two fiscal years ended June 30, 2005 and 2004, respectively, did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for each of the fiscal years ended June 30, 2005 and June 30, 2004 and through March 20, 2006, there were no disagreements between the Company and Gregory Sharer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Gregory Sharer, would have caused Gregory Sharer to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such fiscal years.

During the two most recent fiscal years ended June 30, 2005 and 2004, respectively, and through March 20, 2006, there have been no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the fiscal years ended June 30, 2005 and 2004, respectively, and through March 20, 2006, neither the Company nor anyone acting on its behalf consulted Rothstein Kass regarding either (1) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) any matter that was the subject of a disagreement with Gregory Sharer or event identified in Item 304(a)(1)(iv) of Regulation S-B.

Pre-Approval Policies

To help ensure the independence of the Company’s independent registered public accounting firm, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

The Audit Committee has considered and determined that the services provided by Rothstein Kass are compatible with Rothstein Kass maintaining its independence.

Services Provided by Rothstein Kass and Gregory Sharer

The fees paid to Rothstein Kass and Gregory Sharer are disclosed in the table below:

Year ended June 30,	2006	2005
Audit Fees
Rothstein Kass	$78,000	$0
Gregory Sharer	85,722	60,781
Audit-Related Fees
Rothstein Kass	0	0
Gregory Sharer	0	0
Tax Fees
Rothstein Kass	0	0
Gregory Sharer	30,713	14,282

Subtotal		$75,063
All Other Fees
Rothstein Kass	0	0
Gregory Sharer	3,977	0

Total Fees
Rothstein Kass	78,000	0

Gregory Sharer	$120,412	$75,063

The total fees paid to Rothstein Kass for the fiscal years ended June 30, 2006 and June 30, 2005 totaled $78,000 and $0, respectively. The total fees paid to Gregory Sharer for the fiscal years ended June 30, 2006 and June 30, 2005 totaled $120,412 and $75,063, respectively.

Audit Fees. Represent the aggregate fees billed by Rothstein Kass or Gregory Sharer for professional services for the audit of the Company’s annual financial statements and the review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-QSB filings and services that are normally provided in connection with the statutory and regulatory filings and engagements.

Audit-Related Fees. Represent the fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not disclosed under “Audit Fees” above.

Tax Fees. Represent the aggregate fees billed by Rothstein Kass or Gregory Sharer for professional services rendered for tax compliance, tax advice and tax planning. The tax fees paid to Gregory Sharer were primarily for the preparation of tax returns and other tax-related documentation as well as fees associated with the Notice of Assessment received from the New Jersey Division of Taxation.

All Other Fees. Represent fees for services rendered by Rothstein Kass or Gregory Sharer other than the services described in the foregoing categories.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: October 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Michael D. Stern Michael D. Stern	Co-President & Chief Executive Officer, Director (Principal Executive Officer)	October 27, 2006

/s/ Edward A. Stern Edward A. Stern	Co-President & Chief Financial Officer (Principal Financial Officer)	October 27, 2006

/s/ Wallace N. Kelly Wallace N. Kelly	Director, Chairman of the Board	October 27, 2006

/s/ Michael L. Goldberg Michael L. Goldberg	Director	October 27, 2006

/s/ John W. Poling John W. Poling	Director	October 27, 2006

/s/ Ronald Nussle, Jr. Ronald Nussle, Jr.	Director	October 27, 2006

EXHIBIT INDEX

3.1.1	Certificate of Incorporation, including Amendment of Certificate of Incorporation adopted November 26, 1991.(1)

3.1.2	Amendment of Certificate of Incorporation adopted March 10, 1969.

3.1.3	Amendment of Certificate of Incorporation adopted December 8, 1997.

3.2	Bylaws.(1)

10.1	1997 Stock Option Plan.(1)+

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000.(2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and RCC dated June 15, 2001.(2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.(2)+

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement.(3)

10.6	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003.(4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly.(5)+

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006.(6)

10.9	Declaration of a Blank Bill Issuer and Additional Project Funding Agreement between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency.(7)

10.10	Fiscal 2006 Bonus Plan.(8)+

11	Statement regarding computation of per share earnings.*

14	Code of Ethics for Senior Financial Officers.(9)

16	Letter on change in certifying accountant.(10)

22	Subsidiaries of the registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2003
(4)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(6)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(7)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(8)	Incorporated by reference to the registrant’s Form 8-K filed on September 26, 2006
(9)	Incorporated by reference to the registrant’s Form 8-K filed on October 26, 2006
(10)	Incorporated by reference to the registrant’s Form 8-K filed on April 5, 2006
*	Previously filed with the Form 10-KSB
+	Compensatory plan or arrangement