Form 10QSB
period 2006-09-30
KREISLER MANUFACTURING CORP
filed 2006-11-13
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer’s common stock, par value $.125 per share, as of November 13, 2006 was 1,830,447 shares.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Forward-Looking Statements

Certain oral statements made by management of Kreisler Manufacturing Corporation (the “Company”) from time to time and certain statements contained herein or in other reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1    Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	9/30/2006	6/30/2006
	(Unaudited)
Assets
Cash and cash equivalents	$3,509,233	$3,295,947
Accounts receivable – trade, net ($40,000 allowance for uncollectible accounts)	4,308,826	4,480,295
Inventories	3,935,198	3,253,420
Deferred tax asset, current	37,489	42,654
Other current assets	136,357	109,814

Total current assets	11,927,103	11,182,130

Property, plant and equipment, net of accumulated depreciation	1,830,155	1,590,879
Deferred tax asset, non-current	221,564	238,989

Total non-current assets	2,051,719	1,829,868

	$13,978,822	$13,011,998

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$1,403,457	$819,974
Accrued expenses	233,018	483,030
Income taxes payable	306,971	59,820
Line of credit payable	—	54,810
Obligation under capital leases, current portion	119,996	103,643

Total current liabilities	2,063,442	1,521,277

Obligation under capital leases, net of current portion	382,799	358,193
Accrued environmental cost	407,577	407,577

Total long-term liabilities	790,376	765,770

Commitments and contingencies
Stockholders’ Equity
Common stock, $0.125 par value - 3,000,000 shares authorized; 1,830,447 shares issued and outstanding at September 30, 2006 and June 30, 2006	228,806	228,806
Additional paid-in capital	544,716	544,716
Retained earnings	10,360,895	9,968,591
Accumulated other comprehensive loss	(9,413)	(17,162)

Total stockholders’ equity	11,125,004	10,724,951

	$13,978,822	$13,011,998

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended September 30,	2006	2005
Net sales	$5,082,985	$4,129,240

Cost of goods sold	4,164,635	3,551,532
Selling, general and administrative expenses	298,596	274,224

Total costs and expenses	4,463,231	3,825,756

Income from operations	619,754	303,484

Interest and other income	48,109	25,683
Interest and other expenses	(13,559)	(8,941)

Income before income taxes	654,304	320,226

Income taxes	(262,000)	(129,600)

Net income	$392,304	$190,626

Net income per common share:
Net income - basic	$0.21	$0.10
Net income - diluted	$0.21	$0.10
Weighted average common shares – basic	1,830,447	1,826,447
Weighted average common shares – diluted	1,857,103	1,846,326

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended September 30,	2006	2005
Cash Flows from Operating Activities:
Net income	$392,304	$190,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135,932	95,836
Deferred tax asset	22,590	129,600
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	171,470	253,935
Inventories	(681,778)	(214,143)
Other current assets	(26,543)	104,647
Accounts payable – trade	583,483	(162,670)
Accrued expenses	(250,012)	10,992
Income taxes payable	247,151	—
Accrued environmental costs	—	(38,462)

Net Cash Provided by Operating Activities	594,597	370,361

Cash Flows from Investing Activities:
Purchase of property and equipment	(307,971)	(103,609)

Net Cash (Used in) Investing Activities	(307,971)	(103,609)

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(26,282)	(21,676)
Repayment of line of credit	(54,810)	—

Net Cash (Used in) Financing Activities	(81,092)	(21,676)

Effect of foreign currency translation	7,752	—

Increase in cash and cash equivalents	213,286	245,076
Cash and cash equivalents beginning of period	3,295,947	3,409,552

Cash and cash equivalents end of period	$3,509,233	$3,654,628

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	—	—
Interest	$13,559	$8,941

Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$67,241	—

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Notes to the Interim Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The interim consolidated financial statements include the accounts of Kreisler Manufacturing Corporation (the “Company”) and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), after the elimination of inter-company transactions and accounts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes are presented as required by SEC Regulation S-B, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2006.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a fixed price remediation agreement with Resource Control Corporation (“RCC”). At September 30, 2006, the remaining cost estimated for remediation of the site under the fixed price remediation agreement with RCC was approximately $408,000, virtually all of which is expected to be paid in fiscal 2010, provided that RCC achieves specific regulatory requirements contained in the fixed price remediation agreement.

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of November 13, 2006, no informal administrative conference has been scheduled by the Conference and Appeals Branch to meet with the Company. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

3. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the exercise of employee stock options net of shares assumed purchased with option proceeds.

	Three Months Ended September 30,
	2006	2005
Net income	$392,304	$190,626

Weighted-average shares outstanding	1,830,447	1,826,447
Dilutive impact of stock options	26,656	19,879

Weighted-average shares outstanding assuming dilution	1,857,103	1,846,326

Net income per common share:
Basic	$0.21	$0.10
Diluted	$0.21	$0.10

4. Reclassification

Beginning with the Company’s Form 10-QSB for the three and nine months ended March 31, 2006, the Company separated the interest expense from selling, general and administrative expenses. Separating the interest expense amounts reduces selling, general and administrative expenses for the three months ended September 30, 2005 by a total of $8,941. This separation has no effect on the income before income taxes of the Company.

Three Months Ended September 30, 2005

	Three Months Ended Sept. 30, 2005	Interest Expense included in SG&A	Three Months Ended Sept. 30, 2005 (Reclassified)
Net Sales	$4,129,240	$—	$4,129,240

Cost of goods sold	3,551,532	—	3,551,532
Selling, general and administrative expenses (SG&A)	283,165	(8,941)	274,224

Total costs and expenses	3,834,697	(8,941)	3,825,756

Income from operations	294,543	—	303,484

Interest and other income	25,683	—	25,683
Interest and other expenses	—	(8,941)	(8,941)

Total interest and other income and expense	25,683	(8,941)	16,742

Income before income taxes	$320,226	$—	$320,226

5. Segment Information

The Company manages its business based principally upon geographic areas. The Company evaluates performance and allocates resources based on revenues, operating income (loss) and net assets employed. Net sales are attributed to geographic areas based on the location of the assets producing the revenues.

Geographic information regarding the Company’s net sales and long-lived assets is as follows:

Selected Financial Results by Geographic Segment

Three Months Ended September 30, 2006	United States	Poland	Total
Sales to unaffiliated customers	$5,077,787	$5,198	$5,082,985

Income (loss) from operations	640,562	(20,808)	619,754
Interest and other income	47,176	933	48,109
Interest and other expense	(13,559)	—	(13,559)

Income (loss) before income tax expense	$674,179	$(19,875)	$654,304

Segment assets	$13,123,829	$854,993	$13,978,822
Depreciation	$105,015	$30,917	$135,932

Three Months Ended September 30, 2005	United States	Poland	Total
Sales to unaffiliated customers	$4,128,259	$981	$4,129,240

Income (loss) from operations	379,561	(76,077)	303,484
Interest and other income	25,622	61	25,683
Interest and other expense	(8,941)	—	(8,941)

Income (loss) before income tax expense	$396,242	$(76,016)	$320,226

Segment assets	$11,048,208	$507,506	$11,555,714
Depreciation	$90,741	$5,095	$95,836

6. Facility Lease Agreement

Effective July 11, 2006, Kreisler Manufacturing Corporation and Kreisler Industrial Corporation (collectively, the “Tenants”) entered into the Extension to Lease Agreement (the “Lease Extension Agreement”) with T & T Investment Company (the “Landlord”) with respect to the 52,000 sq. ft. facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey from which the Tenants operate. The current Agreement of Lease (the “Lease Agreement”) for this facility expired on September 30, 2006. The Lease Extension Agreement extended the Lease Agreement through September 30, 2012 with generally the same terms and conditions as set forth in the Lease Agreement. Pursuant to the Lease Extension Agreement, the total rent due by the Tenants to the Landlord starting on October 1, 2006 was $1,872,000, which is payable as follows: years 1 and 2 - $286,000 per year, years 3 and 4 - $312,000 per year and years 5 and 6 - $338,000 per year. The yearly rent amount is paid in equal monthly increments.

Item 2    Management’s Discussion and Analysis or Plan of Operation

Overview

Kreisler Manufacturing Corporation (the “Company;” the use of “we,” “us” or “our” in this Form 10-QSB also refers to the Company) is a Delaware business corporation which was incorporated on December 13, 1968. The Company succeeded a New Jersey business corporation, which was incorporated in 1940, which succeeded a New York corporation which was incorporated in 1930. The Company operates two wholly-owned subsidiaries: Kreisler Industrial Corporation (“Kreisler Industrial”), which was incorporated in New Jersey on July 3, 1956, and Kreisler Polska Sp. z o.o (“Kreisler Polska”), which was incorporated in Krakow, Poland in March 2005.

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

The Company’s sales for the three months ended September 30, 2006 were $5,083,000 compared to our sales for the three months ended September 30, 2005 of $4,129,000. This increase of $954,000, or 23%, is primarily due to increased market demand for components used in commercial aircraft engine and industrial gas turbine applications:

Sales – 3 Months Ended Sept. 30, 2005		$4,129,000
Sales Increase by Industry Market Area:
Commercial	$576,000
Military[1]	7,000
Industrial Gas Turbine	371,000

Total Sales Increase		954,000

Sales – 3 Months Ended Sept. 30, 2006		$5,083,000

[1]	The military market area includes the sale of components used in military applications to both the U.S Government and to non-governmental defense contractors.

Our sales of components used in military aircraft engine application remained unchanged on a year over year basis. This is primarily attributable to lower spare parts sales to the U.S. Government. We are seeking to increase these sales through our engagement of an independent government sales company in July 2006.

Military aircraft engine components for the F119 and F135 engines represented approximately 80% of our military aircraft engine component sales for the three months ended September 30, 2006. The future for both of these programs relies on Congressional funding authorization, which may alter the amount or timing of available funding. According to Aviation Week & Space Technology (October 2, 2006), Congress has approved an additional three year, 60-aircraft production agreement for the F-22A Raptor. We expect this Congressional approval will have a beneficial impact on us due to our sales of components used on the F119 engine used on the F-22A Raptor. However, there is an indeterminate risk that our primary customer for these components may seek to have these components manufactured at its own facilities located outside the United States.

We continue to make investments in Kreisler Polska. During the first three months of fiscal 2007 we provided $200,000 to Kreisler Polska as part of a planned investment in capital equipment of approximately $1,000,000. We expect to recover approximately $382,000 of the cost of this investment under an Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”). The APFC allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $382,000 at the exchange rates as of September 30, 2006) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $956,000 at the exchange rates as of September 30, 2006). This additional capital equipment will increase Kreisler Polska’s product capability and available capacity. We also believe that this investment in Kreisler Polska enhances our ability to compete globally by offering existing and potential customers access to a highly skilled, lower cost manufacturing operation.

Access to raw materials and machined components remains an important part of our ability to manufacture our components and support our customers. We have been able to minimize supply chain disruptions through the development of Kreisler Polska as a reliable and growing source of supply as well as through the relationships we have developed with other suppliers. Unfortunately, some of the programs we support rely on proprietary machined components and castings. While we are typically able to pass along any cost increases attributable to these proprietary machined components and castings, we are uncertain that these manufacturers have sufficient capacity to support future requirements. This could have a negative impact on our ability to support our customers.

Our working capital needs have grown as our sales have increased. Specifically, our inventory increased approximately $682,000, or 21%, since June 30, 2006. Approximately 56% of the inventory increase is attributable to the detail components needed for the manufacture of F119 and F135 engine components in addition to detail components and raw materials used to support a variety of programs. Our inventory levels are also affected by a limited ability to control the delivery of components provided by the manufacturers of proprietary machined components and castings and, as a result, contribute to our increase in inventory.

Our total working capital at September 30, 2006 was $9,864,000, an increase of $203,000, or 2%, compared to our working capital at June 30, 2006 of $9,661,000. This increase is attributable to higher cash on-hand and inventories as well as lower accrued expenses partially offset by increases in accounts payable and income taxes payable. With the addition of capital equipment, our obligations under capital leases increased $41,000 ($16,000 current/$25,000 long-term) at September 30, 2006 as compared to June 30, 2006.

Our growth opportunities are potentially limited by our historical reliance on a few significant customers. Our largest customer has established manufacturing operations outside the United States that provide similar and, in some cases, greater capabilities than we offer. We expect this customer to consider transferring components manufactured by us to these operations. We will seek to accommodate our customers’ needs through our Kreisler Polska subsidiary or through lower costs achieved through cost reduction initiatives at Kreisler Industrial.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months ended September 30, 2005

Sales

Sales increased $954,000, or 23%, to $5,083,000 for the three months ended September 30, 2006 compared with sales of $4,129,000 for the three months ended September 30, 2005. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2006	2005	$ Change	% Change	2006	2005
Commercial	$2,186,000	$1,610,000	$576,000	36%	43%	39%
Military	2,237,000	2,230,000	7,000	0%	44%	54%
Industrial Gas Turbine	660,000	289,000	371,000	128%	13%	7%

Total	$5,083,000	$4,129,000	$954,000	23%	100%	100%

Our commercial aircraft engine sales of $2,186,000 for the three months ended September 30, 2006 increased $576,000, or 36%, compared to our sales for the three months ended September 30, 2005. Our sales growth is primarily attributable to an increased need for spare part components used in thrust reverser actuation systems and in the PW4000 aircraft engine as well as increased customer requirements for CF34 aircraft engine components.

Our sales of components used in military engine applications totaled $2,237,000 for the three months ended September 30, 2006 were unchanged compared to our sales of $2,230,000 for the three months ended

September 30, 2005. While we continue to experience increased sales of components for the F119 aircraft engine (used on the F-22 Raptor), these increased sales were offset by a decline in the sale of spare parts to the U.S Government.

For the three months ended September 30, 2006, our sale of products to the industrial gas turbine industry rose to $660,000 compared to sales of $289,000 for the three months ended September 30, 2005. This $371,000, or 128%, increase is primarily attributable to the demand for after-market components used in the Siemens 501F turbine generator.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2006 was 82% of revenues, or $4,165,000, compared to 86% of revenues, or $3,552,000, for three months ended September 30, 2005.

The Company’s cost of goods sold and gross margin are as follows:

	Sept. 30, 2006	Sept. 30, 2005	$ Change	% Change
Sales	$5,083,000	$4,129,000	$954,000	23%

Cost of goods sold (“COGS”)	4,165,000	3,552,000	613,000	17%
COGS percentage of sales	82%	86%	—	—

Gross margin	918,000	577,000	341,000	59%
Gross margin percent	18.0%	14.0%	—	—

Our increase in cost of goods sold is primarily attributable to increased purchased material usage due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Our improvement in gross margin during fiscal 2006 is attributable to a year-over-year sales increase of 23% compared to an increase in cost of goods sold of 17%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 were 5.9% of sales, or $299,000, compared to 6.6% of sales, or $274,000, for the three months ended September 30, 2005. Selling, general and administrative expenses for three months ended September 30, 2006 increased $25,000, or 9%, compared to the three months ended September 30, 2005.

	Sept. 30, 2006	Sept. 30, 2005	$ Change	% Change
Sales	$5,083,000	$4,129,000	$954,000	23%

Selling, general and administrative expenses (“SG&A”)	299,000	274,000	25,000	9%
SG&A percentage of sales	5.9%	6.6%	—	—

Our increase in selling, general and administrative expenses is primarily the result of higher employee-related costs and benefits offset by lower accounting-related fees. These items represented approximately 71% of the increase.

Income, Interest Expense and Taxes

	Sept. 30, 2006	Sept. 30, 2005	$ Change	% Change
Sales	$5,083,000	$4,129,000	$954,000	23%
Total costs and expenses	4,463,000	3,826,000	637,000	17%

Income from operations	620,000	303,000	317,000	105%

Interest & other income	48,000	26,000	22,000	85%
Interest & other expense	(14,000)	(9,000)	(5,000)	56%

Income before income taxes	654,000	320,000	334,000	104%

Income tax expense	262,000	129,000	133,000	103%

Net income	$392,000	$191,000	$201,000	105%

Net Income for the three months ended September 30, 2006 was $392,000 compared to net income for the three months ended September 30, 2005 of $191,000.

The income from operations for the three months ended September 30, 2006 was $620,000, an increase of $317,000, or 105%, compared to the three months ended September 30, 2005 total of $303,000.

Interest and other income of $48,000 for the three months ended September 30, 2006 was $22,000 higher compared to the three months ended September 30, 2005 and was primarily attributable to higher interest rates. Interest and other expense of $14,000 for the three months ended September 30, 2006 was $5,000 higher compared to the three months ended September 30, 2005 and was primarily attributable to additional equipment acquired under capital leases.

Income before income taxes for the three months ended September 30, 2006 was $654,000 compared to income before income taxes for the three months ended September 30, 2005 of $320,000.

Income tax expense for the three months ended September 30, 2006 was $262,000 compared to income tax expense for the three months ended September 30, 2005 of $129,000.

Backlog

Our backlog as of September 30, 2006 was $23,800,000 compared to $16,800,000 at September 30, 2005. The backlog increased $7,000,000 or 42%. Backlog as of June 30, 2006 was $20,800,000. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

Liquidity and Capital Resources

During the three months ended September 30, 2006, we relied on our operating cash flow and cash on-hand to fund most capital expenditures and working capital requirements. We also used capital leases to fund the acquisition of a piece of capital equipment. We anticipate using operating cash flow, cash on-hand and external financing sources such as bank debt and lines of credit for future capital expenditures and working capital requirements.

Our cash and cash equivalents at September 30, 2006 of $3,509,000 increased $213,000, or 6%, compared to cash and cash equivalents of $3,296,000 at June 30, 2006.

Cash provided by operating activities for the three months ended September 30, 2006 was $595,000 compared to $370,000 for the three months ended September 30, 2005. This increase was primarily attributable to increases in our net income, depreciation and amortization, accounts payable and income taxes payable. These inflows were partially offset by increases in inventories and a decrease in accrued expenses.

Cash used in investing activities for the three months ended September 30, 2006 was $308,000 and was primarily attributable to the purchase of capital equipment. We believe that sufficient liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of $1,200,000 for the year ending June 30, 2007. Of this $1,200,000, we expect to provide Kreisler Polska with approximately $1,000,000 during fiscal year 2007 for the purchase of capital equipment. As of September 30, 2006, $200,000 has already been provided to Kreisler Polska. The Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”) allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $382,000 at the exchange rates as of September 30, 2006) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $956,000 at the exchange rates as of September 30, 2006). Under the APFC, Kreisler Polska expects to receive approximately $382,000 in additional funding from the PEDA approximately six months after we have completely funded the qualified capital expenditures of approximately $956,000. As a result, we anticipate that approximately $382,000 of our capital expenditure cost will be received by Kreisler Polska from the PEDA during calendar year 2007 and this amount will be used by Kreisler Polska to fund either its working capital requirements or to purchase additional capital equipment.

Kreisler Polska entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submits a project completion report to the appropriate Polish government entity. If the total amount of Kreisler Polska’s qualified capital expenditures should be less than 3.0 million Polish zloty (approximately $956,000 at the exchange rates as of September 30, 2006), the additional funding from the PEDA would be 40% of the lower qualified capital expenditure amount. Under certain circumstances, as specified in the APFC, such APFC may be terminated by the PEDA and Kreisler Polska would be obligated to repay any additional funding received from the PEDA and/or will not be eligible to receive additional funding from the PEDA for a period of 3 years after the termination of the contract.

Should Kreisler Polska be unable to meet the requirements of the APFC, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1.2 million Polish zloty (approximately $382,000 at exchange rates as of September 30, 2006) plus interest. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the Project.

Cash flows used in financing activities for the three months ended September 30, 2006 consisted of $26,000 for the repayment of obligations under capital leases and $55,000 for the repayment of a line of credit established by Kreisler Polska as part of the application requirements for the APFC.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of September 30, 2006 the translation adjustment amounted to $15,700. The net effect after adjusting for a tax benefit of $6,300 is a reduction in stockholders’ equity of $9,400.

Working capital at September 30, 2006 totaled $9,864,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities are comprised of obligations under capital leases and accrued environmental expenses totaling $383,000 and $408,000, respectively.

Effective July 11, 2006, we entered into the Extension to Lease Agreement (the “Lease Extension Agreement”) with T & T Investment Company (the “Landlord”) with respect to the 52,000 sq. ft. facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey from which we operate in the United States. Our current Agreement of Lease (the “Lease Agreement”) for this facility expired on September 30, 2006. The Lease Extension Agreement extends the Lease Agreement through September 30, 2012 on generally the same terms and conditions as set forth in the Lease Agreement. Pursuant to the Lease Extension Agreement, the total rent due by us to the Landlord starting on October 1, 2006 is $1,872,000, which is payable as follows: years 1 and 2 - $286,000 per year, years 3 and 4 - $312,000 per year and years 5 and 6 - $338,000 per year. The yearly rent amount is paid in equal monthly increments.

Reclassification

Beginning with the Company’s Form 10-QSB for the three and nine months ended March 31, 2006, the Company separated the interest expense from Selling, general and administrative expenses. Separating the interest expense amounts reduces Selling, general and administrative expenses for the three months ended September 30, 2005 a total of $8,941. This separation has no effect on the Income before income taxes of the Company.

Three Months Ended September 30, 2005	Three Months Ended Sept. 30, 2005	Interest Expense included in SG&A	Three Months Ended Sept. 30, 2005 (Reclassified)
Net Sales	$4,129,240	$—	$4,129,240

Cost of goods sold	3,551,532	—	3,551,532
Selling, general and administrative expenses (SG&A)	283,165	(8,941)	274,224

Total costs and expenses	3,834,697	(8,941)	3,825,756

Income from operations	294,543	—	303,484

Interest and other income	25,683	—	25,683
Interest and other expenses	—	(8,941)	(8,941)

Total interest and other income and expense	25,683	(8,941)	16,742

Income before income taxes	$320,226	$—	$320,226

Contingencies

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of November 13, 2006, no informal administrative conference has been scheduled by the Conference and Appeals Branch to meet with the Company. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a fixed price remediation agreement with Resource Control Corporation (“RCC”). At September 30, 2006, the remaining cost estimated for remediation of the site under the fixed price remediation agreement with RCC was approximately $408,000, virtually all of which is expected to be paid in fiscal 2010, provided that RCC achieves specific regulatory requirements contained in the fixed price remediation agreement.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates require significant accounting judgments to be made by management. Note A in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2006 filed with the SEC provides additional details regarding all of the Company’s critical and significant accounting policies.

Principles of Consolidation

The interim consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company transactions and accounts have been eliminated.

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

Accounts receivable-trade are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge against sales and a credit to accounts receivable-trade.

Accounts receivable-trade is presented net of an allowance for estimated uncollectible accounts of $40,000 and $10,000 as of September 30, 2006 and 2005, respectively. The increase of $30,000 is to record charges for approximately $40,000 in accounts receivable that are unlikely to be collected by the Company. A final determination of the status of these uncollectible accounts receivable will be made during fiscal 2007. The Company may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

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

Property, plant and equipment as of September 30, 2006 is as follows:

Property, plant and equipment, at cost	$7,096,712
Less – accumulated depreciation	(5,266,557)

Property, Plant and Equipment, net	$1,830,155

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

Net Income Per Common Share

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

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis which is not materially different from the first-in, first-out basis.

At September 30, 2006 and June 30, 2006, inventory consisted of the following:

	Sept. 30, 2006	June 30, 2006
Raw materials	$2,648,080	$1,968,963
Work in process	1,124,922	1,122,269
Finished goods	162,196	162,188

	$3,935,198	$3,253,420

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

For the three months ended September 30, 2006, the Company paid to Mr. Kelly $38,500 for technical advisory services and reimbursed Mr. Kelly $6,500 for his out-of-pocket expenses.

Change of Independent Registered Public Accounting Firm

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

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its CEO (i.e., the principal executive officer) and CFO (i.e., the principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure. There have been no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter (or the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

	(a)	Exhibits

		10.1	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006 incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 12, 2006

		10.2	Additional Project Funding Contract dated May 30, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 28, 2006

		10.3	Declaration of a Blank Bill Issuer dated July 24, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on July 28, 2006

		11	Statement regarding computation of per share earnings incorporated by reference to Note 3 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: November 13, 2006

EXHIBIT INDEX

10.1	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006 incorporated by reference to Exhibit 10.8 of the current report on Form 8-K filed on July 12, 2006

10.2	Additional Project Funding Contract dated May 30, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 28, 2006

10.3	Declaration of a Blank Bill Issuer dated July 24, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on July 28, 2006

11	Statement regarding computation of per share earnings incorporated by reference to Note 3 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350