Form 10QSB
period 2006-12-31
KREISLER MANUFACTURING CORP
filed 2007-02-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the issuer’s common stock, par value $.125 per share, as of February 14, 2007, was 1,833,281 shares.

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

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	12/31/2006	6/30/2006
Assets
Cash and cash equivalents	$3,873,803	$3,295,947
Accounts receivable – trade, net ($20,000 and $40,000 allowance for uncollectible accounts at December 31, 2006 and June 30, 2006, respectively)	4,072,975	4,480,295
Inventories	3,851,521	3,253,420
Deferred tax asset, current	22,558	42,654
Other current assets	89,586	109,814

Total current assets	11,910,443	11,182,130

Property, plant and equipment, net of accumulated depreciation	2,138,625	1,590,879
Deferred tax asset, non-current	186,564	238,989

Total non-current assets	2,325,189	1,829,868

	$14,235,632	$13,011,998

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$964,573	$819,974
Accrued expenses	379,261	483,030
Income taxes payable	238,336	59,820
Line of credit payable	—	54,810
Obligation under capital leases, current portion	113,471	103,643

Total current liabilities	1,695,641	1,521,277

Obligation under capital leases, net of current portion	360,214	358,193
Accrued environmental cost	407,577	407,577

Total long-term liabilities	767,791	765,770

Commitments and contingencies
Stockholders’ Equity
Common stock, $0.125 par value - 6,000,000 shares authorized; 1,833,281 shares and 1,830,447 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	229,160	228,806
Additional paid-in capital	561,932	544,716
Retained earnings	10,968,125	9,968,591
Accumulated other comprehensive gain (loss)	12,983	(17,162)

Total stockholders’ equity	11,772,200	10,724,951

	$14,235,632	$13,011,998

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended December 31,	2006	2005
Net sales	$6,015,331	$4,427,267

Cost of goods sold	4,512,828	3,653,883
Selling, general and administrative expenses	481,661	301,864

Total costs and expenses	4,994,489	3,955,747

Income from operations	1,020,842	471,520

Interest and other income	37,314	29,607
Interest and other expenses	(17,926)	(35,358)

Income before income taxes	1,040,230	465,769

Income taxes	(433,000)	(175,975)

Net income	$607,230	$289,794

Net income per common share:
Net income – basic	$0.33	$0.16
Net income – diluted	$0.33	$0.16
Weighted average common shares – basic	1,831,279	1,826,447
Weighted average common shares – diluted	1,854,337	1,846,445

Six Months Ended December 31,	2006	2005
Net sales	$11,098,316	$8,556,507

Cost of goods sold	8,677,463	7,205,415
Selling, general and administrative expenses	780,257	576,088

Total costs and expenses	9,457,720	7,781,503

Income from operations	1,640,596	775,004

Interest and other income	85,423	55,290
Interest and other expenses	(31,485)	(44,299)

Income before income taxes	1,694,534	785,995

Income taxes	(695,000)	(305,575)

Net income	$999,534	$480,420

Net income per common share:
Net income – basic	$0.55	$0.26
Net income – diluted	$0.54	$0.26
Weighted average common shares – basic	1,830,863	1,826,447
Weighted average common shares – diluted	1,854,493	1,846,445

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended December 31,	2006	2005
Cash Flows from Operating Activities:
Net income	$999,534	$480,420
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	297,800	247,403
Deferred tax asset	72,521	49,000
Stock-based compensation	14,027	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	407,320	189,668
Inventories	(598,101)	(496,652)
Other current assets	20,228	106,695
Accounts payable – trade	144,599	(274,402)
Accrued expenses	(103,769)	114,620
Income taxes payable	178,516	256,575
Accrued environmental costs	—	(76,476)

Net Cash Provided by Operating Activities	1,432,675	596,851

Cash Flows from Investing Activities:
Purchases of property and equipment	(778,305)	(246,713)

Net Cash (Used in) Investing Activities	(778,305)	(246,713)

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(55,392)	(37,689)
Repayment of line of credit	(54,810)	—
Proceeds from exercise of stock options	3,543	—

Net Cash (Used in) Financing Activities	(106,659)	(37,689)

Effect of foreign currency translation	30,145	—

Increase in cash and cash equivalents	577,856	312,449
Cash and cash equivalents beginning of year	3,295,947	3,409,552

Cash and cash equivalents end of period	$3,873,803	$3,722,001

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$466,050	$—
Interest	$44,299	$45,344

Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$67,241	$—

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

2. Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2008.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At December 31, 2006, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $408,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific regulatory requirements contained in the FPRA. On January 19, 2007, the Company was informed by RCC that RCC anticipates that the overall project budget will be exceeded by approximately $517,000. The cost of remediation specified in the FPRA is $2,115,122. The

Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provides coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA represents a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expires on July 2, 2007 and it is unlikely that the Company will continue the policy. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated cost increases in the project. The Company monitors the project status and is in the process of reviewing the financial and operational capability of RCC to meet RCC’s contractual obligations under the FPRA.

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of February 13, 2007, no informal administrative conference has been scheduled by the Conference and Appeals Branch to meet with the Company. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

On December 29, 2006, Kreisler Manufacturing Corporation (the “Company”) received a Nasdaq Staff Deficiency Letter (“Nasdaq Letter”) indicating that, due to the notification by independent director Michael Goldberg that he would not stand for reelection at the Annual Meeting of Stockholders, the Company no longer complied with Nasdaq’s independent director and audit committee requirements for continued listing as set forth in Marketplace Rule 4350. The Nasdaq Letter further stated that consistent with Marketplace Rules 4350(c)(1) and 4350(d)(4), the Company was provided a cure period until April 20, 2007, in order to regain compliance. In the event that the Company does not regain compliance by April 20, 2007, Nasdaq rules require Nasdaq Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Listing Qualifications Panel. The Company is in the process of evaluating qualified candidates that meet the applicable independence requirements to serve on its board of directors.

On December 1, 2006, Kreisler Industrial entered into a Collective Bargaining Agreement Extension (“First Extension Agreement”) with the United Service Employees Union Local 377 RWSDU (“Local 377”), which represents approximately 87 out of 139 Kreisler Industrial employees, extending the expiration date of the Union Agreement with Local 377 from December 4, 2006 to January 19, 2007. On January 18, 2007, Kreisler Industrial entered into another Collective Bargaining Agreement Extension (“Second Extension Agreement”) with Local 377. The Second Extension Agreement extends the expiration date of the Union Agreement to March 31, 2007. All terms and conditions of the Union Agreement remain in full force and effect during the terms of the First and Second Extension Agreements. If a new collective bargaining agreement is agreed upon during the term of the Second Extension Agreement, any wage agreement shall be retroactive to December 5, 2006. The estimated cost of a retroactive wage agreement for the terms of the First and Second Extension Agreements is approximately $20,000. The Company cannot assure you that Kreisler Industrial and Local 377 will enter into a new collective bargaining agreement during the term of the Second Extension Agreement. Past negotiations between Kreisler Industrial and Local 377 required three extension agreements prior to successful resolution.

4. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the exercise of employee stock options net of shares assumed purchased with option proceeds.

(Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net income	$607,230	$289,794	$999,534	$480,420

Weighted-average shares outstanding	1,831,279	1,826,447	1,830,863	1,826,447
Dilutive impact of stock options	23,058	19,998	23,630	19,998

Weighted-average shares outstanding assuming dilution	1,854,337	1,846,445	1,854,493	1,846,445

Net income per common share:
Basic	$0.33	$0.16	$0.55	$0.26
Diluted	$0.33	$0.16	$0.54	$0.26

5. Reclassification

Beginning with the Company’s Form 10-QSB for the three and nine months ended March 31, 2006, the Company separated the interest expense from selling, general and administrative expenses. Separating the interest expense amounts reduces selling, general and administrative expenses for the three months and six months ended December 31, 2005 by a total of $35,358 and $44,299, respectively. This separation has no effect on the income before income taxes of the Company.

Three Months Ended December 31, 2005 (Unaudited)	Three Months Ended Dec. 31, 2005	Interest Expense included in SG&A	Three Months Ended Dec. 31, 2005 (Reclassified)
Net sales	$4,427,267	$—	$4,427,267
Cost of goods sold	3,653,883	—	3,653,883
Selling, general and administrative expenses (SG&A)	337,222	(35,358)	301,864

Total costs and expenses	3,991,105	(35,358)	3,955,747

Income from operations	436,162	—	471,520

Interest and other income	29,607	—	29,607
Interest and other expenses	—	(35,358)	(35,358)

Total interest and other income and expense	29,607	(35,358)	(5,751)

Income before income taxes	$465,769	$—	$465,769

Six Months Ended December 31, 2005 (Unaudited)	Six Months Ended Dec. 31, 2005	Interest Expense included in SG&A	Six Months Ended Dec. 31, 2005 (Reclassified)
Net sales	$8,556,507	$—	$8,556,507

Cost of goods sold	7,205,415	—	7,205,415
Selling, general and administrative expenses (SG&A)	620,387	(44,299)	576,088

Total costs and expenses	7,825,802	(44,299)	7,781,503

Income from operations	730,705	—	775,004

Interest and other income	55,290	—	55,290
Interest and other expenses	—	(44,299)	(44,299)

Total interest and other income and expense	55,290	(44,299)	10,991

Income before income taxes	$785,995	$—	$785,995

6. Segment Information

The Company manages its business based principally upon geographic areas. The Company evaluates performance and allocates resources based on revenues, operating income (loss) and net assets employed. Net sales are attributed to geographic areas based on the location of the assets producing the revenues.

Geographic information regarding the Company’s net sales and long-lived assets for the three months ended December 31 2006 and 2005 is as follows:

Selected Financial Results by Geographic Segment (unaudited)

Three Months Ended December 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$6,004,472	$10,859	$6,015,331

Income (loss) from operations	1,101,867	(81,025)	1,020,842
Interest and other income	34,349	2,965	37,314

Interest and other expense	(6,082)	(11,844)	(17,926)

Income (loss) before income tax expense	$1,130,134	$(89,904)	$1,040,230

Segment assets	$13,073,969	$1,161,663	$14,235,632
Depreciation	$104,839	$57,029	$161,868

Three Months Ended December 31, 2005	United States	Poland	Total
Sales to unaffiliated customers	$4,423,861	$3,406	$4,427,267
Income (loss) from operations	497,448	(25,928)	471,520
Interest and other income	28,772	835	29,607
Interest and other expense	(35,358)	0	(35,358)

Income (loss) before income tax expense	$490,862	$(25,093)	$465,769

Segment assets	$11,632,562	$409,407	$12,041,969
Depreciation	$100,026	$51,541	$151,567

Geographic information regarding the Company’s net sales and long-lived assets for the six months ended December 31 2006 and 2005 is as follows:

Six Months Ended December 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$11,082,259	$16,057	$11,098,316

Income (loss) from operations	1,742,429	(101,833)	1,640,596
Interest and other income	81,525	3,898	85,423
Interest and other expense	(19,641)	(11,844)	(31,485)

Income (loss) before income tax expense	$1,804,313	$(109,779)	$1,694,534

Segment assets	$13,073,969	$1,161,663	$14,235,632
Depreciation	$209,854	$87,946	$297,800

Six Months Ended December 31, 2005	United States	Poland	Total
Sales to unaffiliated customers	$8,552,120	$4,387	$8,556,507

Income (loss) from operations	877,009	(102,005)	775,004

Interest and other income	54,394	896	55,290
Interest and other expense	(44,299)	0	(44,299)

Income (loss) before income tax expense	$887,104	$(101,109)	$785,995

Segment assets	$11,632,562	$409,407	$12,041,969
Depreciation	$190,767	$56,636	$247,403

7. Facility Lease Agreement

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

The Company’s sales for the three and six months ended December 31, 2006 were $6,015,000 and $11,098,000, respectively, compared to our sales for the three and six months ended December 31, 2005 of $4,427,000 and $8,557,000, respectively. The sales increases of $1,588,000, or 36%, for the three months ended December 31, 2006 and $2,541,000, or 30%, for the six months ended December 31, 2006 are attributable to increased market demand for components used in commercial and military aircraft engines and industrial gas turbine applications:

	Three Months	Six Months
Net Sales – Period Ended December 31, 2005	$4,427,000	$8,557,000
Net Sales Increase by Industry Market Area:
Commercial	575,000	1,151,000
Military[1]	822,000	828,000
Industrial Gas Turbine	191,000	562,000

Total Sales Increase	1,588,000	2,541,000

Net Sales – Period Ended December 31, 2006	$6,015,000	$11,098,000

[1]	The military market area includes the sale of components used in military applications to both the U.S Government and to non-governmental defense contractors.

Our increased sales of commercial aircraft engine components is primarily due to higher demand for certain PW4000 after-market engine components as well as the requirements for the components we manufacture for the CF34-8 and CF34-10 aircraft engines which are typically used on 70 to 122 seat regional jet aircraft.

Spare parts sales to the U.S. Government combined with the sales of components used on the F119 (used on the F-22 Raptor) and F135 (used on the F-35 Lightening II also known as the Joint Strike Fighter) military aircraft engines represented 85% of our military market area sales for the six months ended December 31, 2006 compared to 81% of our military market area sales for the six months ended December 31, 2005. Spare part sales to the U.S. Government are lower than the previous year but are expected to increase as we commence deliveries against new U.S. Government sales orders beginning in fiscal 2008. Our sales of F135 military aircraft engine components will fluctuate due to the development status of this program. According to The Wall Street Journal (January 17, 2007), the outlook for military-related programs such as the F-22 and F-35 is positive for 2007 and this trend is expected to continue through 2008. All military programs are subject to Congressional funding authorizations which may alter the amount or timing of available funding.

Our sales increase of components used in industrial gas turbines is attributable to higher demand for components used in aero-derivative and large industrial gas turbines.

In December 2006, Kreisler Polska received its initial significant sales orders from an unaffiliated customer. These orders totaled approximately $500,000. As a result of this increased demand and our globalization strategy, we provided $583,000 to Kreisler Polska during the first six months of fiscal 2007 as part of a planned investment in capital equipment of approximately $1,000,000. We expect to recover a portion of the cost of this investment under an Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”). The APFC allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $412,000 at the exchange rate as of December 31, 2006) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $1,030,000 at the exchange rate as of December 31, 2006).

Kreisler Polska’s operating loss and loss before income taxes for the six months ended December 31, 2006 totaled $102,000 and $110,000, respectively. These losses are attributable to Kreisler Polska’s current role as a cost center providing components to Kreisler Industrial. With the receipt of over $500,000 in direct orders during December 2006, the transition of Kreisler Polska to an operations center providing components to unaffiliated customers as well has begun. We have also benefited from cost savings due to the lower cost of components provided by Kreisler Polska to Kreisler Industrial relative to those typically procured from U.S. domestic suppliers.

We have experienced increased lead-times and costs for nickel and titanium-based raw materials. We have been able to limit any supply chain disruptions through improved transparency in our quoted lead-times as well as increased forward planning for long lead-time raw materials. We have also been able to pass through to our customers most cost increases attributable to specific raw materials and specialty components.

Our working capital needs have grown as our sales have increased. Specifically, our inventory increased approximately $598,000, or 18%, since June 30, 2006. The majority of the inventory increase is attributable to the detail components needed for the manufacture of F119 and F135 engine components in addition to detail components and raw materials used to support other programs. Our inventory levels are also affected by a limited ability to control the delivery of components provided by the manufacturers of proprietary machined components and castings and, as a result, contribute to our increase in inventory.

Our total working capital at December 31, 2006 was $10,215,000, an increase of $554,000, or 6%, compared to our working capital at June 30, 2006 of $9,661,000. This increase is attributable to higher cash on-hand and reduced receivables partially offset by increased inventories. With the addition of $67,000 of capital equipment and payment of $55,000, our obligations under capital leases increased $12,000 ($10,000 current/$2,000 long-term) at December 31, 2006 as compared to June 30, 2006.

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

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months ended December 31, 2005

Sales

Sales increased $1,588,000, or 36%, to $6,015,000 for the three months ended December 31, 2006 compared with sales of $4,427,000 for the three months ended December 31, 2005. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2006	2005	$ Change	% Change	2006	2005
Commercial	$2,346,000	$1,771,000	$575,000	32%	39%	40%
Military	2,947,000	2,125,000	822,000	39%	49%	48%
Industrial Gas Turbine	722,000	531,000	191,000	36%	12%	12%

Total	$6,015,000	$4,427,000	$1,588,000	36%	100%	100%

Our commercial aircraft engine sales of $2,346,000 for the three months ended December 31, 2006 increased $575,000, or 32%, compared to our sales for the three months ended December 31, 2005. Our sales growth continues to be primarily attributable to an increased need for spare part components used in thrust reverser actuation systems and in the PW4000 aircraft engine as well as increased customer requirements for CF34 aircraft engine components. These increases were partially offset by reduced requirements for the GP7000 engine which is used on the Airbus A380 aircraft.

Our sales of components used in military engine applications totaled $2,947,000 for the three months ended December 31, 2006 were $822,000 higher, or 39%, compared to our sales of $2,125,000 for the three months ended December 31, 2005. We experienced increased sales of components for the F119 and F135 aircraft engines as well as sales of spare parts to the U.S Government.

For the three months ended December 31, 2006, our sale of products to the industrial gas turbine industry rose to $722,000 compared to sales of $531,000 for the three months ended December 31, 2005. This $191,000, or 36%, increase is primarily attributable to the demand for components used in the aero-derivative and large industrial gas turbines.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2006 was 75% of revenues, or $4,513,000, compared to 83% of revenues, or $3,654,000, for three months ended December 31, 2005.

The Company’s cost of goods sold and gross margins are as follows:

	Dec. 31, 2006	Dec. 31, 2005	$ Change	% Change
Sales	$6,015,000	$4,427,000	$1,588,000	36%

Cost of goods sold (“COGS”)	4,513,000	3,654,000	859,000	24%
COGS percentage of sales	75%	83%	—	—

Gross margin	$1,502,000	$773,000	$729,000	94%
Gross margin percent	25%	17%	—	—

Our increase in cost of goods sold is primarily attributable to increased purchased material usage due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Our improvement in gross margin during fiscal 2006 is attributable to a year-over-year sales increase of 36% compared to an increase in cost of goods sold of 24%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2006 were 8.0% of sales, or $482,000, compared to 6.8% of sales, or $302,000, for the three months ended December 31, 2005. Selling, general and administrative expenses for three months ended December 31, 2006 increased $180,000, or 60%, compared to the three months ended December 31, 2005.

	Dec. 31, 2006	Dec. 31, 2005	$ Change	% Change
Sales	$6,015,000	$4,427,000	$1,588,000	36%

Selling, general and administrative expenses (“SG&A”)	482,000	302,000	180,000	60%
SG&A percentage of sales	8.0%	6.8%	—	—

Our increase in selling, general and administrative expenses is primarily the result of higher employee-related costs and benefits at Kreisler Industrial and Kreisler Polska, legal fees, compensation costs of $14,000 due to the expensing of stock options in accordance with the requirements of SFAS 123(R) and higher sales and marketing costs due to the Company’s upcoming participation in the Paris Air Show in June 2007. These cost increases were partially offset by lower accounting-related fees.

Income, Interest Expense and Taxes

	Dec 31, 2006	Dec. 31, 2005	$ Change	% Change
Sales	$6,015,000	$4,427,000	$1,588,000	36%
Total costs and expenses	4,994,000	3,956,000	1,038,000	26%

Income from operations	1,021,000	471,000	550,000	117%

Interest & other income	37,000	30,000	7,000	23%
Interest & other expense	(18,000)	(35,000)	17,000	-49%

Income before income taxes	1,040,000	466,000	574,000	123%

Income tax expense	(433,000)	(176,000)	(257,000)	146%

Net income	$607,000	$290,000	$317,000	109%

Net income for the three months ended December 31, 2006 was $607,000, an increase of $317,000, or 109%, compared to net income for the three months ended December 31, 2005 of $290,000.

The income from operations for the three months ended December 31, 2006 was $1,021,000, an increase of $550,000, or 117%, compared to $471,000 for the three months ended December 31, 2005.

Interest and other income of $37,000 for the three months ended December 31, 2006 was $7,000 higher, or 23%, compared to the three months ended December 31, 2005 and was primarily attributable to higher interest rates. Interest and other expense of $18,000 for the three months ended December 31, 2006 was $17,000 lower, or 49%, compared to the three months ended December 31, 2005 and was primarily attributable to accrued interest expense attributable to the Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation.

Income before income taxes for the three months ended December 31, 2006 of $1,040,000 was $574,000 higher, or 123%, compared to income before income taxes for the three months ended December 31, 2005 of $466,000.

Income tax expense for the three months ended December 31, 2006 of $433,000 was $257,000 higher, or 146%, compared to income tax expense for the three months ended December 31, 2005 of $176,000.

Six Months Ended December 31, 2006 Compared to Six Months ended December 31, 2005

Sales

Sales increased $2,541,000, or 30%, to $11,098,000 for the six months ended December 31, 2006 compared with sales of $8,557,000 for the six months ended December 31, 2005. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2006	2005	$ Change	% Change	2006	2005
Commercial	$4,532,000	$3,381,000	$1,151,000	34%	41%	39%
Military	5,184,000	4,356,000	828,000	19%	47%	51%
Industrial Gas Turbine	1,382,000	820,000	562,000	69%	12%	10%

Total	$11,098,000	$8,557,000	$2,541,000	30%	100%	100%

Our commercial aircraft engine sales of $4,532,000 for the six months ended December 31, 2006 increased $1,151,000, or 34%, compared to our sales for the six months ended December 31, 2005. Our sales growth is primarily attributable to an increased need for spare part components used in thrust reverser actuation systems and in the PW4000 aircraft engine as well as increased customer requirements for CF34 aircraft engine components.

Our sales of components used in military engine applications totaled $5,184,000 for the six months ended December 31, 2006 compared to our sales of $4,356,000 for the six months ended December 31, 2005, an increase of $828,000 or 19%. We experienced increased sales of components for the F119 and F135 aircraft engines which were partially offset by a decline in the sale of spare parts to the U.S Government.

For the six months ended December 31, 2006, our sale of products to the industrial gas turbine industry rose to $1,382,000 compared to sales of $820,000 for the six months ended December 31, 2005. This $562,000, or 69%, increase is primarily attributable to the demand for after-market components used in the Siemens 501F turbine generator as well as increased demand for GG-8 industrial gas turbine components.

Cost of Goods Sold

Cost of goods sold for the six months ended December 31, 2006 was 78.2% of revenues, or $8,677,000, compared to 84.2% of revenues, or $7,205,000, for six months ended December 31, 2005.

The Company’s cost of goods sold and gross margin are as follows:

	Dec. 31, 2006	Dec. 31, 2005	$ Change	% Change
Sales	$11,098,000	$8,557,000	$2,541,000	30%

Cost of goods sold (“COGS”)	8,677,000	7,205,000	1,472,000	20%
COGS percentage of sales	78.2%	84.2%	—	—

Gross margin	$2,421,000	$1,352,000	$1,069,000	79%
Gross margin percent	21.8%	15.8%	—	—

Our increase in cost of goods sold is primarily attributable to increased purchased material usage due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Our improvement in gross margin during fiscal 2007 is attributable to a year-over-year sales increase of 30% partially offset by an increase of 20% in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2006 were $780,000, or 7.0% of sales, compared to $576,000, or 6.7% of sales, for the six months ended December 31, 2005 resulting is an increase of $204,000 or 35%.

	Dec. 31, 2006	Dec. 31, 2005	$ Change	% Change
Sales	$11,098,000	$8,557,000	$2,541,000	30%

Selling, general and administrative expenses (“SG&A”)	780,000	576,000	204,000	35%
SG&A percentage of sales	7.0%	6.7%	—	—

Our increase in selling, general and administrative expenses is primarily the result of higher legal, marketing and employee-related costs and benefits at Kreisler Industrial and Kreisler Polska partially offset by lower accounting-related fees.

Income, Interest Expense and Taxes

	Dec 31, 2006	Dec. 31, 2005	$ Change	% Change
Sales	$11,098,000	$8,557,000	$2,541,000	30%
Total costs and expenses	9,457,000	7,782,000	1,675,000	22%

Income from operations	1,641,000	775,000	866,000	112%

Interest & other income	85,000	55,000	30,000	55%
Interest & other expense	(31,000)	(44,000)	13,000	30%

Income before income taxes	1,695,000	786,000	909,000	116%

Income tax expense	(695,000)	(306,000)	(389,000)	127%

Net income	$1,000,000	$480,000	$520,000	108%

Net income for the six months ended December 31, 2006 of $1,000,000 was $520,000 higher, or 108%, compared to net income for the six months ended December 31, 2005 of $480,000.

The income from operations for the six months ended December 31, 2006 was $1,641,000, an increase of $866,000, or 112%, compared to the six months ended December 31, 2005 total of $775,000.

Interest and other income of $85,000 for the six months ended December 31, 2006 was $30,000 higher, or 55%, compared to the six months ended December 31, 2005 and was primarily attributable to higher interest rates. Interest and other expense of $31,000 for the six months ended December 31, 2006 was $13,000 lower, or 30%, compared to the six months ended December 31, 2005 and was primarily attributable to accrued interest expense attributable to the Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation.

Income before income taxes for the six months ended December 31, 2006 of $1,695,000 was $909,000 higher, or 116%, compared to income before income taxes for the six months ended December 31, 2005 of $786,000.

Income tax expense for the six months ended December 31, 2006 of $695,000 was $389,000 higher, or 127%, compared to income tax expense for the six months ended December 31, 2005 of $306,000.

Backlog

Prior to the three months ended December 31, 2006, our customer orders were received primarily by Kreisler Industrial. Kreisler Polska received its initial unaffiliated customer orders during the three months ended December 31, 2006 and, as a result, our backlog now includes orders received by Kreisler Polska. Our total backlog as of December 31, 2006 was $23,300,000 compared to $17,500,000 at December 31, 2005. The backlog increased $5,800,000 or 33%. Backlog as of June 30, 2006 was $20,800,000. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	Dec 31, 2006	Dec 31, 2005	$ Change	% Change
Kreisler Industrial	$22,800,000	$17,500,000	$5,300,000	30%
Kreisler Polska	500,000	—	500,000	NA

Total Backlog	$23,300,000	$17,500,000	$5,800,000	33%

Liquidity and Capital Resources

During the six months ended December 31, 2006, we relied on our operating cash flow and cash on-hand to fund most capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand and external financing sources such as bank debt and lines of credit for future capital expenditures and working capital requirements. We also assumed a capital lease to acquire a piece of capital equipment.

Our cash and cash equivalents at December 31, 2006 of $3,874,000 increased $578,000, or 18%, compared to cash and cash equivalents of $3,296,000 at June 30, 2006.

Cash provided by operating activities for the six months ended December 31, 2006 was $1,433,000 compared to $597,000 for the six months ended December 31, 2005. This increase was primarily attributable to increases in our net income, depreciation and amortization, decrease in receivables and an increase in accounts payable and income taxes payable. These inflows were partially offset by increases in inventories and a decrease in accrued expenses.

Cash used in investing activities for the six months ended December 31, 2006 was $778,000 and was primarily attributable to the purchase of capital equipment. We believe that sufficient liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of $1,200,000 for the period ending June 30, 2007. Of this $1,200,000, we expect to provide Kreisler Polska with approximately $1,000,000 during fiscal year 2007 for the purchase of capital equipment. As of December 31, 2006, $583,000 has already been provided to Kreisler Polska. The Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”) allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $412,000 at the exchange rate as of December 31, 2006) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $1,030,000 at the exchange rate as of December 31, 2006). Under the APFC, Kreisler Polska expects to receive approximately $412,000 in additional funding from the PEDA approximately six months after we have completely funded the qualified capital expenditures of approximately $1,030,000. As a result, we anticipate that approximately $412,000 of our capital expenditure cost will be received by Kreisler Polska from the PEDA during calendar year 2007 and this amount will be used by Kreisler Polska to fund either its working capital requirements or to purchase additional capital equipment. As of December 31, 2006, approximately $441,000 of the $583,000 provided to Kreisler Polska was for qualified capital expenditure in accordance with the APFC.

Kreisler Polska entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submits a project completion report to the appropriate Polish government entity. If the total amount of Kreisler Polska’s qualified capital expenditures should be less than 3.0 million Polish zloty (approximately $1,030,000 at the exchange rate as of December 31, 2006), the additional funding from the PEDA would be 40% of the lower qualified capital expenditure amount. Under certain circumstances, as specified in the APFC, such APFC may be terminated by the PEDA and Kreisler Polska would be obligated to repay any additional funding received from the PEDA and/or will not be eligible to receive additional funding from the PEDA for a period of 3 years after the termination of the contract.

Should Kreisler Polska be unable to meet the requirements of the APFC, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1.2 million Polish zloty (approximately $412,000 at exchange rate as of December 31, 2006) plus interest. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the Project.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of December 31, 2006, the translation adjustment amounted to $22,000. The net effect after adjusting for a tax expense of $9,000 results in an increase in stockholders’ equity of $13,000.

Cash flows used in financing activities totaled $106,500 for the six months ended December 31, 2006 and consisted of $55,000 for the repayment of obligations under capital leases and $55,000 for the repayment of a line of credit established by Kreisler Polska as part of the application requirements for the APFC. These items were partially offset by the proceeds from the exercise of stock options totaling $3,500.

Working capital at December 31, 2006 totaled $10,215,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities are comprised of obligations under capital leases and accrued environmental expenses totaling $360,000 and $408,000, respectively.

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

Recent Developments

On February 8, 2007, Kreisler Industrial entered into an agreement applicable to a significant customer to participate in a Citibank Payment and Receivable Purchase Service that will reduce payment receipt from 60 days to 10 days at a discount calculated using the 60 day LIBOR rate plus a spread of 1.25%. As of February 12, 2007, the calculated discount was 0.9167%. For additional information regarding this program, see Part II, Item 5 Other Information of this Form 10-QSB and Exhibit 10.4 attached to this Form 10-QSB.

Reclassification

Beginning with the Company’s Form 10-QSB for the three and nine months ended March 31, 2006, the Company separated the interest expense from selling, general and administrative expenses. Separating the interest expense amounts reduces selling, general and administrative expenses for the three months and six months ended December 31, 2005 by a total of $35,358 and $44,299, respectively. This separation has no effect on the income before income taxes of the Company.

Three Months Ended December 31, 2005	Three Months Ended Dec. 31, 2005	Interest Expense included in SG&A	Three Months Ended Dec. 31, 2005 (Reclassified)
Net Sales	$4,427,267	$—	$4,427,267

Cost of goods sold	3,653,883	—	3,653,883
Selling, general and administrative expenses (SG&A)	337,222	(35,358)	301,864

Total costs and expenses	3,991,105	(35,358)	3,955,747

Income from operations	436,162	—	471,520

Interest and other income	29,607	—	29,607
Interest and other expenses	—	(35,358)	(35,358)

Total interest and other income and expense	29,607	(35,358)	(5,751)

Income before income taxes	$465,769	$—	$465,769

Six Months Ended December 31, 2005	Six Months Ended Dec. 31, 2005	Interest Expense included in SG&A	Six Months Ended Dec. 31, 2005 (Reclassified)
Net Sales	$8,556,507	$—	$8,556,507

Cost of goods sold	7,205,415	—	7,205,415
Selling, general and administrative expenses (SG&A)	620,387	(44,299)	576,088

Total costs and expenses	7,825,802	(44,299)	7,781,503

Income from operations	730,705	—	775,004

Interest and other income	55,290	—	55,290
Interest and other expenses	—	(44,299)	(44,299)

Total interest and other income and expense	55,290	(44,299)	10,991

Income before income taxes	$785,995	$—	$785,995

Contingencies

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of February 13, 2007, no informal administrative conference has been scheduled by the Conference and Appeals Branch to meet with the Company. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At December 31, 2006, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $408,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific regulatory requirements contained in the FPRA. On January 19, 2007, the Company was informed by RCC that RCC anticipates that the overall project budget will be exceeded by approximately $517,000. The cost of remediation specified in the FPRA is $2,115,122. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provides coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA represents a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expires on July 2, 2007 and it is unlikely that the Company will continue the policy. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated cost increases in the project. The Company monitors the project status and is in the process of reviewing the financial and operational capability of RCC to meet RCC’s contractual obligations under the FPRA.

On December 29, 2006, Kreisler Manufacturing Corporation (the “Company”) received a Nasdaq Staff Deficiency Letter (“Nasdaq Letter”) indicating that, due to the notification by independent director Michael Goldberg that he would not stand for reelection at the Annual Meeting of Stockholders, the Company no longer complied with Nasdaq’s independent director and audit committee requirements for continued listing as set forth in Marketplace Rule 4350. The Nasdaq Letter further stated that consistent with Marketplace Rules 4350(c)(1) and 4350(d)(4), the Company was provided a cure period until April 20, 2007, in order to regain compliance. In the event that the Company does not regain compliance by April 20, 2007, Nasdaq rules require Nasdaq Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Listing Qualifications Panel. The Company is in the process of evaluating qualified candidates that meet the applicable independence requirements to serve on its board of directors.

On December 1, 2006, Kreisler Industrial entered into a Collective Bargaining Agreement Extension (“First Extension Agreement”) with the United Service Employees Union Local 377 RWSDU (“Local 377”), which represents approximately 87 out of 139 Kreisler Industrial employees, extending the expiration date of the Union Agreement with Local 377 from December 4, 2006 to January 19, 2007. On January 18, 2007, Kreisler Industrial entered into another Collective Bargaining Agreement Extension (“Second Extension Agreement”) with Local 377. The Second Extension Agreement extends the expiration date of the Union Agreement to March 31, 2007. All terms and conditions of the Union Agreement remain in full force and effect during the terms of the First and

Second Extension Agreements. If a new collective bargaining agreement is agreed upon during the term of the Second Extension Agreement, any wage agreement shall be retroactive to December 5, 2006. The estimated cost of a retroactive wage agreement for the terms of the First and Second Extension Agreements is approximately $20,000. The Company cannot assure you that Kreisler Industrial and Local 377 will enter into a new collective bargaining agreement during the term of the Second Extension Agreement. Past negotiations between Kreisler Industrial and Local 377 required three extension agreements prior to successful resolution.

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

Accounts receivable-trade is presented net of an allowance for estimated uncollectible accounts of $20,000 and $10,000 as of December 31, 2006 and 2005, respectively. The increase of $10,000 is to record charges for approximately $10,000 in accounts receivable that are unlikely to be collected by the Company. The allowance for estimated uncollectible accounts was $40,000 as of June 30, 2006. A final determination of the status of these uncollectible accounts receivable will be made during fiscal 2007. The Company may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Depreciation on machinery and equipment is computed using the double-declining method. Estimated useful lives of three to ten years is used for machinery and equipment, while leasehold improvements are amortized, using the straight line method, over the shorter of either their economic useful lives or the term of the leases.

Property, plant and equipment as of December 31, 2006 are as follows:

Property, plant and equipment, at cost	$7,567,045
Less – accumulated depreciation	(5,428,420)

Property, Plant and Equipment, net	$2,138,625

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

At December 31, 2006 and June 30, 2006, inventory consisted of the following:

	Dec. 31, 2006	June 30, 2006
Raw materials	$2,393,100	$1,968,963
Work in process	1,183,659	1,122,269
Finished goods	274,762	162,188

	$3,851,521	$3,253,420

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

The Company agreed to pay Mr. Kelly $1,000 for each full (eight hours or greater) day that he performs such services during the term of the Consulting Agreement. For days that Mr. Kelly performs services of less than eight hours, the fee will be based on the fraction of actual hours during which the services were performed to eight hours.

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

For the six months ended December 31, 2006, the Company paid Mr. Kelly $79,000 for technical advisory services and reimbursed Mr. Kelly $13,641 for his out-of-pocket expenses.

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

An employee of Kreisler Industrial exercised all of his outstanding incentive stock options granted under the Company’s 1997 stock option plan and was issued a total of 2,834 shares of Company common stock on December 1, 2006. The Company received cash proceeds for the exercise of the stock options totaling $3,542.50. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon a determination that the investor was sophisticated, had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

On December 5, 2006, the Company held its 2006 Annual Meeting of Stockholders. There were a total of 1,830,447 votes entitled to be cast at the meeting. At the meeting, the stockholders (i) elected four (4) directors to serve on the Company’s Board of Directors (“Proposal 1”), (ii) approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 3,000,000 to 6,000,000 (“Proposal 2”) and (iii) did not approve an amendment to the Company’s Certificate of Incorporation to authorize the issuance of 2,000,000 shares of “blank check” preferred stock (“Proposal 3”).

Set forth below are (i) the names of the persons elected under Proposal 1 to serve on the Company’s Board of Directors for one year until their respective successors are duly elected and qualified or until the director’s earlier resignation or removal and (ii) the results of the voting for the nominees.

Nominee	For	Against	Withheld
Wallace N. Kelly	1,693,798	0	86,340
Ronald L. Nussle, Jr.	1,741,698	0	38,440
John W. Poling	1,724,398	0	55,740
Michael D. Stern	1,711,700	0	68,438

Set forth below are the results of voting for Proposals 2 and 3.

Proposal	For	Against	Abstain	Broker Non-Vote
Proposal 2	871,084	151,339	450	757,265
Proposal 3	862,510	159,453	910	N/A

Item 5	Other Information

On February 8, 2007, Kreisler Industrial entered into a Supplier Agreement (“Supplier Agreement”) with Citibank, N.A. (“Citibank”). Pursuant to the Supplier Agreement, Citibank will provide payment to Kreisler Industrial for accounts receivable owed Kreisler Industrial from customers which are subsidiaries of United Technologies Corporation (“UTC”). The sale of the accounts receivable by Kreisler Industrial to Citibank is made without recourse to Kreisler Industrial. The primary effect of the Supplier Agreement is to accelerate the payment of outstanding accounts receivable from approximately 60 days to approximately 10 days. All payments from Citibank to Kreisler Industrial will be subject to a discount charge. The discount rate used to calculate the discount charge is the 60 day LIBOR rate plus 1.25%. As of February 12, 2007 the discount charge was approximately 0.9167%.

The Supplier Agreement can be terminated at any time and with immediate effect upon 30 days prior written notice by either party to the other party. Either Kreisler Industrial or Citibank may terminate the Supplier Agreement with immediate effect upon 5 days prior written notice if the other party is in breach or fails to perform any of its material obligations under the Supplier Agreement.

Item 6	Exhibits

(a) Exhibits

3.1	Amendment to the Certificate of Incorporation of the Company dated December 5, 2006

10.1	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006 including a lease rate change that went into effect on October 1, 2006 incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 12, 2006

10.2	Collective Bargaining Agreement Extension between Kreisler Industrial Corporation and Local 377 RWSDU incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 4, 2006

10.3	Collective Bargaining Agreement Extension between Kreisler Industrial Corporation and Local 377 RWSDU incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 18, 2007

10.4	Supplier Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007

11	Statement regarding computation of per share earnings incorporated by reference to Note 4 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: February 14, 2007

EXHIBIT INDEX

3.1	Amendment to the Certificate of Incorporation of the Company dated December 5, 2006

10.1	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006 including a lease rate change that went into effect on October 1, 2006 incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 12, 2006

10.2	Collective Bargaining Agreement Extension between Kreisler Industrial Corporation and Local 377 RWSDU incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 4, 2006

10.3	Collective Bargaining Agreement Extension between Kreisler Industrial Corporation and Local 377 RWSDU incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 18, 2007

10.4	Supplier Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007

11	Statement regarding computation of per share earnings incorporated by reference to Note 4 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350