Form 10QSB
period 2007-03-31
KREISLER MANUFACTURING CORP
filed 2007-05-15
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock, par value $.125 per share, as of May 14, 2007, was 1,857,281 shares.

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

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	3/31/2007	6/30/2006
Assets
Cash and cash equivalents	$4,405,976	$3,295,947
Short-term investments	550,000
Accounts receivable – trade, net ($20,000 and $40,000 allowance for uncollectible accounts at March 31, 2007 and June 30, 2006, respectively)	3,127,057	4,480,295
Inventories	4,838,932	3,253,420
Deferred tax asset, current	113,885	42,654
Other current assets	116,313	109,814

Total current assets	13,152,163	11,182,130

Property, plant and equipment, net of accumulated depreciation	2,039,076	1,590,879
Deferred tax asset, non-current	170,305	238,989

Total non-current assets	2,209,381	1,829,868

TOTAL ASSETS	$15,361,544	$13,011,998

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$1,508,567	$819,974
Accrued expenses	608,402	483,030
Product warranties	235,000	—
Income taxes payable	25,506	59,820
Line of credit payable	—	54,810
Obligations under capital leases, current portion	115,731	103,643

Total current liabilities	2,493,206	1,521,277

Obligations under capital leases, net of current portion	286,426	358,193
Accrued environmental cost	407,577	407,577

Total long-term liabilities	694,003	765,770

Commitments and contingencies
Stockholders’ Equity
Common stock, $0.125 par value—6,000,000 shares authorized; 1,857,281 shares and 1,830,447 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	232,160	228,806
Additional paid-in capital	648,933	544,716
Retained earnings	11,276,249	9,968,591
Accumulated other comprehensive income (loss)	16,993	(17,162)

Total stockholders’ equity	12,174,335	10,724,951

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$15,361,544	$13,011,998

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31,	2007	2006
Net sales	$6,247,219	$5,396,317

Cost of goods sold	5,261,352	4,379,805
Selling, general and administrative expenses	540,520	325,618

Total costs and expenses	5,801,872	4,705,423

Income from operations	445,347	690,894
Interest and other income	45,886	31,970
Interest and other expenses	(6,315)	(7,375)

Income before income taxes	484,918	715,489
Income taxes	(176,794)	(274,261)

Net income	$308,124	$441,228

Net income per common share:
Net income – basic	$0.17	$0.24
Net income – diluted	$0.16	$0.24
Weighted average common shares – basic	1,842,792	1,827,158
Weighted average common shares – diluted	1,881,523	1,851,664

Nine Months Ended March 31,	2007	2006
Net sales	$17,345,535	$13,952,824

Cost of goods sold	13,938,815	11,585,220
Selling, general and administrative expenses	1,320,777	901,706

Total costs and expenses	15,259,592	12,486,926

Income from operations	2,085,943	1,465,898

Interest and other income	131,309	87,229
Interest and other expenses	(37,800)	(51,674)

Income before income taxes	2,179,452	1,501,453

Income taxes	(871,794)	(579,836)

Net income	$1,307,658	$921,617

Net income per common share:
Net income – basic	$0.71	$0.50
Net income – diluted	$0.71	$0.50
Weighted average common shares – basic	1,834,781	1,826,684
Weighted average common shares – diluted	1,853,960	1,847,708

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Nine months ended March 31, 2007 and Year ended June 30, 2006

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances, June 30, 2005	1,826,447	$228,306	$540,216	$8,805,139	($24,985)	$9,548,676
Comprehensive income:
Net income				1,163,452		1,163,452
Foreign currency translation adjustment(1)					7,823	7,823

Total comprehensive income						1,171,275

Exercise of stock options	4,000	500	4,500			5,000

Balances, June 30, 2006	1,830,447	228,806	544,716	9,968,591	(17,162)	10,724,951
Comprehensive income:
Net income				1,307,658		1,307,658
Foreign currency translation adjustment(2)					34,155	34,155

Total comprehensive income						1,341,813

Exercise of stock options	26,834	3,354	104,217			107,571

Balances, March 31, 2007 (unaudited)	1,857,281	$232,160	$648,933	$11,276,249	$16,993	$12,174,335

(1)	Net of tax expense of $11,439
(2)	Net of tax expense of $11,329

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended March 31,	2007	2006
Cash Flows from Operating Activities:
Net income	$1,307,658	$921,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	454,741	350,206
Deferred tax asset	(2,547)	49,000
Stock-based compensation	14,027	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	1,353,238	(978,832)
Inventories	(1,585,512)	(1,008,436)
Other current assets	(6,499)	120,387
Accounts payable – trade	688,593	(10,175)
Accrued expenses	125,372	293,172
Product warranties	235,000	—
Income taxes payable	(34,314)	286,352
Accrued environmental costs	—	(76,476)

Net Cash Provided by (Used in) Operating Activities	2,549,757	(53,185)

Cash Flows from Investing Activities:
Purchase of short-term investments	(550,000)	—
Purchases of property and equipment	(835,697)	(342,328)

Net Cash (Used in) Investing Activities	(1,385,697)	(342,328)

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(126,920)	(60,404)
Proceeds from (repayments of) line of credit	(54,810)	76,270
Proceeds from exercise of stock options	93,544	5,000

Net Cash (Used in) Provided by Financing Activities	(88,186)	20,866

Effect of foreign currency translation	34,155

Increase (Decrease) in cash and cash equivalents	1,110,029	(374,647)
Cash and cash equivalents, beginning of period	3,295,947	3,409,552

Cash and cash equivalents, end of period	$4,405,976	$3,034,905

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
Income taxes	$899,050	$244,484
Interest	$28,593	$51,674

Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$67,241	$122,477

The accompanying notes are an integral part of these interim consolidated financial statements

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

2. Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning July 1, 2008. The Company is currently evaluating the impact on its financial statements of SFAS No. 157 upon adoption in fiscal year 2009.

3. Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (“EPA”) and state environmental agencies to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances.

These statutory provisions impose joint and several responsibility, without regard to fault, on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where substances that are classified as hazardous were released. The Company generally provides for the disposal or processing of such substances through licensed, independent contractors.

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At March 31, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $408,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On March 28, 2007, the Company received an update of the remediation status from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $515,000. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provides coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA, represents a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expires on July 2, 2007 and it is unlikely that the Company will continue the policy. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated cost increases in the project. The Company monitors the project status and is in the process of reviewing the financial and operational capability of RCC to meet RCC’s contractual obligations under the FPRA. It is reasonably possible that the Company’s recorded estimate of the remediation cost may change in the near term.

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of May 14, 2007, no informal administrative conference has been scheduled by the Conference and Appeals Branch to meet with the Company. The Company’s tax counsel has been informally advised by the Conference and Appeals Branch that the Company’s appeal is likely to be presented in the fall of 2007. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

4. Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis which is not materially different from the first-in, first-out basis.

At March 31, 2007 and June 30, 2006, inventory consisted of the following:

	(unaudited)
	March 31, 2007	June 30, 2006
Raw materials	$3,371,592	$1,968,963
Work in process	1,192,618	1,122,269
Finished goods	274,722	162,188

	$4,838,932	$3,253,420

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

5. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the exercise of employee stock options net of shares assumed purchased with option proceeds.

(Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$308,124	$441,228	$1,307,658	$921,617

Weighted-average shares outstanding	1,842,792	1,827,158	1,834,781	1,826,684
Dilutive impact of stock options	38,731	24,506	19,179	21,024

Weighted-average shares outstanding assuming dilution	1,881,523	1,851,664	1,853,960	1,847,708

Net income per common share:
Basic	$0.17	$0.24	$0.71	$0.50
Diluted	$0.16	$0.24	$0.71	$0.50

6. Segment Information

The Company manages its business based principally upon geographic areas. The Company evaluates performance and allocates resources based on net sales, operating income (loss) and net assets employed. Net sales are attributed to geographic areas based on the location of the assets producing the sales.

Geographic information regarding the Company’s net sales and long-lived assets for the three months ended March 31, 2007 and 2006 is as follows:

Selected Financial Results by Geographic Segment (unaudited)

Three Months Ended March 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$6,225,014	$22,205	$6,247,219
Income from operations	407,817	37,530	445,347
Interest and other income	45,154	732	45,886
Interest and other expense	(8,952)	2,637	(6,315)

Income before income tax expense	$444,019	$40,899	$484,918

Segment assets	$13,097,846	$2,263,698	$15,361,544
Depreciation	$105,884	$91,057	$196,941

Three Months Ended March 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$5,390,852	$5,465	$5,396,317
Income from operations	689,619	1,275	690,894
Interest and other income	31,850	120	31,970
Interest and other expense	(7,375)	—	(7,375)

Income before income tax expense	$714,094	$1,395	$715,489

Segment assets	$12,575,184	$561,058	$13,136,242
Depreciation	$110,155	$(7,352)	$102,803

Geographic information regarding the Company’s net sales and long-lived assets for the nine months ended March 31, 2007 and 2006 is as follows:

Nine Months Ended March 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$17,307,274	$38,261	$17,345,535
Income (loss) from operations	2,150,246	(64,303)	2,085,943
Interest and other income	126,679	4,630	131,309
Interest and other expense	(28,593)	(9,207)	(37,800)

Income (loss) before income tax expense	$2,248,332	$(68,880)	$2,179,452

Segment assets	$13,097,846	$2,263,698	$15,361,544
Depreciation	$315,738	$139,003	$454,741

Nine Months Ended March 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$13,942,972	$9,852	$13,952,824

Income (loss) from operations	1,566,628	(100,730)	1,465,898
Interest and other income	86,213	1,016	87,229
Interest and other expense	(51,674)	—	(51,674)

Income (loss) before income tax expense	$1,601,167	$(99,714)	$1,501,453

Segment assets	$12,575,184	$561,058	$13,136,242
Depreciation	$300,922	$49,284	$350,206

7. Significant Customers and Suppliers

Sales to the Company’s largest customer (a commercial customer) were 64% and 56%, respectively, of total sales for the three month periods ended March 31, 2007 and 2006 and were 58% and 59%, respectively, for the nine month periods ended March 31, 2007 and 2006. Sales to the United States Government were 3% and 6%, respectively, of total sales for the three months ended March 31, 2007 and 2006 and were 4% and 7%, respectively, for the nine months ended March 31, 2007 and 2006.

Sales (unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Commercial Customer	$3,972,575	$3,002,845	$10,143,330	$8,167,482
U.S. Government	$163,763	$308,529	$674,460	$984,032

Accounts receivable from the Company’s significant commercial customer and the United States Government at March 31, 2007 and 2006 were as follows:

Accounts Receivable (unaudited)

Nine Months Ended March 31,	March 31, 2007	March 31, 2006
Commercial Customer	$1,479,287	$2,238,686
U.S. Government	$112,546	$251,262

The Company purchased more than 10% of the components used in the products manufactured by the Company from a single supplier during each of the periods ended March 31, 2007 and 2006. Alternative suppliers of these components are available to the Company and the loss of this supplier would not have a long-term material impact on the Company’s operations.

8. Collective Bargaining Agreement

On March 29, 2007, Kreisler Industrial entered into a Collective Bargaining Union Agreement Extension (the “Agreement”) with Local 377, RWSDU affiliated with AFL-CIO (“Local 377”), which represents approximately 87 out of 143 Kreisler Industrial employees. The Agreement term is from December 5, 2006 through December 4, 2009. In addition to certain work rule changes, the Agreement increases wages $0.55 per hour effective December 5, 2006, $0.50 per hour effective December 5, 2007 and $0.50 per hour effective December 5, 2008. The effective annual increase was 3.4%. The $0.55 per hour wage increase is retroactive to December 5, 2006. The cost of the retroactive wage increase for the December 5, 2006 through March 31, 2007 period was approximately $27,300 of which $6,200 was accrued on December 31, 2006 and $21,100 was accrued on March 31, 2007. The retroactive wages were paid on April 13, 2007.

9. Subsequent Events

On April 20, 2007, Kreisler Industrial entered into a Memorandum of Understanding (“MOU”) with United Technologies Corporation (“UTC”) for the delivery of F119 engine components. The estimated 2008 to 2010 sales value of components included in the MOU is approximately $12,000,000. The F119 engine is the sole source engine used on the F-22 Raptor aircraft. Under the MOU, UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components from Kreisler Industrial. The Company expects to use the $2,000,000 advance payment to increase its global production capacity and capabilities, including equipment and working capital, of aircraft engine components. In addition, component selling prices under the MOU will be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. The Company will defer revenue recognition to match shipments of components under the MOU or for the incursion of certain tooling and other costs.

Other material terms of the MOU are as follows:

•	Three year agreement from January 1, 2008 through December 31, 2010

•	Advance payment amounts of $448,000 to $552,000 to be paid quarterly beginning April 1, 2007 through March 31, 2008

•	Kreisler Industrial will lower current unit prices, starting January 1, 2008, in order to provide UTC with $1,000,000 in incremental cost savings over the term of the agreement

•

If Kreisler Industrial is unable to deliver components to UTC due to financial difficulties or quality discrepancies solely attributable to Kreisler Industrial, UTC will be permitted to recover any remaining portion of the $2,000,000 of advance payment along with the incremental cost savings of $1,000,000

•	If Kreisler Industrial and UTC do not enter into the long-term agreement by December 31, 2007, the MOU will be binding on both parties.

Additional information is provided in Exhibit 10.4 to this Form 10-QSB.

During April, 2007, Kreisler Industrial was informed by a customer that discrepant industrial gas turbine components provided by Kreisler Industrial during fiscal 2006 needed to be replaced. The customer had initially anticipated accepting the discrepant components as manufactured by Kreisler Industrial. As a result, the Company has incurred a charge for the three months ended March 31, 2007 of $235,000 which is the estimated replacement cost of the components. Kreisler Industrial expects to ship the replacement components, at no cost to the customer, during the three months ended June 30, 2007 and September 30, 2007.

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

Our income from operations of $445,000 for the three months ended March 31, 2007 was $246,000 lower than our income from operations of $691,000 for three months ended March 31, 2006 due to (1) a $129,000 sales adjustment attributable to the cancellation of a U.S. Government sales order, (2) a warranty claim with an estimated cost of $235,000, (3) an increase in Kreisler Industrial factory supplies of $82,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, (4) higher Kreisler Industrial purchased material content in the components we sell increased our costs approximately $143,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and (5) increased selling, general and administrative costs attributable to higher employee-related costs and benefits including $37,000 associated with the exercise of stock options under our 1997 Stock Option Plan, $26,000 in additional legal fees and $10,000 in higher NASDAQ fees. With the exception of the increased factory supplies and purchased material content, the specifically identifiable costs are expected to occur on an infrequent basis. Other costs, such as legal fees, will increase and decrease with business requirements. These specific cost items, totaling $662,000, were partially offset by our period to period sales increase.

Our sales for the three and nine months ended March 31, 2007 were $6,247,000 and $17,346,000, respectively, compared to our sales for the three and nine months ended March 31, 2006 of $5,396,000 and $13,953,000, respectively. The sales increase of $851,000, or 16%, for the three months ended March 31, 2007 was primarily attributable to increased market demand for commercial and military aircraft engine components partially offset by lower sales of industrial gas turbine components. Our sales increase of $3,393,000, or 24%, for the nine months ended March 31, 2007 was attributable to increased market demand for components used in commercial and military aircraft engines and industrial gas turbine applications:

	Three Months	Nine Months
Net Sales – Period ended March 31, 2006	$5,396,000	$13,953,000

Net Sales Increase by Industry Market Area:
Commercial	554,000	1,738,000
Military[1]	679,000	1,456,000
Industrial Gas Turbine	(382,000)	199,000

Total Sales Increase	851,000	3,393,000

Net Sales – Period ended March 31, 2007	$6,247,000	$17,346,000

[1]	The military market area includes the sale of components used in military applications to both the U.S Government and to non-governmental defense contractors.

Our increased sales of commercial aircraft engine components for the three and nine months ended March 31, 2007 continues to be primarily due to higher demand for certain PW4000 after-market engine components, V2500 engine components used on the Airbus A320 and components we manufacture for the CF34-8 and CF34-10 aircraft engines used on 70 to 122 seat regional jet aircraft. These increased sales are partially offset by lower sales of engine components used in the GP7000 aircraft engine (used on the Airbus A380) as our customer has consolidated the manufacture of these components in their own facility.

For the three and nine months ended March 31, 2007, approximately 75% of our sales of military aircraft engine components were attributable to the sale of components used on the F119 (used on the F-22 Raptor) and F135 (used on the F-35 Lightening II also known as the Joint Strike Fighter). As expected, spare part sales to the U.S. Government for the three months ended March 31, 2007 were lower than the previous year but are expected to increase in fiscal 2008 as our deliveries against new U.S. Government sales orders begin. Our sales of F135 military aircraft engine components will fluctuate due to the development status of that program, including schedule adjustments by our customer in response to changes in the program requirements. Forecast International, in their April 2007 forecast for the fighter aircraft market, also expects the U.S. Air Force to purchase an additional 50 F-22 Raptors for delivery in 2012 through 2014. There can be no assurances, however, that we would be contracted to provide the components used in the F119 engines used in these additional F-22 Raptors. All military programs are subject to Congressional funding authorizations which may alter the amount or timing of available funding.

While our total sales of components used in aero-derivative and industrial gas turbines for the nine months ended March 31, 2007 increased, our decrease in period-over-period sales of these components for the three months ended March 31, 2007 is attributable to a gap in current demand requirements. Based on current sales orders in our backlog, we anticipate higher customer demand for these components through the end of fiscal 2008.

As a result of the April 20, 2007 Memorandum of Understanding (“MOU”) between Kreisler Industrial and United Technologies Corporation (“UTC”) for the delivery of F119 engine components, we expect sales of F119 engine components to be a significant portion of our future military sales. Under the MOU, we expect to provide an estimated $12,000,000 of F119 engine components to UTC between 2008 and 2010. UTC will also provide a $2,000,000 advance payment against future deliveries of F119 engine components from Kreisler Industrial. The Company expects to use the $2,000,000 advance payment to increase its global production capacity and capabilities for aircraft engine components and for working capital needs. This funding will be provided in amounts of $448,000 to $552,000 to be paid quarterly beginning April 1, 2007 through March 31, 2008. In addition, component selling prices under the MOU will be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. Other material terms of the MOU are as follows:

•	Three year agreement from January 1, 2008 through December 31, 2010

•	Advance payment amounts of $448,000 to $552,000 to be paid quarterly beginning April 1, 2007 through March 31, 2008

•	Kreisler Industrial will lower current unit prices, starting January 1, 2008, in order to provide UTC with $1,000,000 in incremental cost savings over the term of the agreement

•

If Kreisler Industrial is unable to deliver components to UTC due to financial difficulties or quality discrepancies solely attributable to Kreisler Industrial, UTC will be permitted to recover any remaining portion of the $2,000,000 of advance payment along with the incremental cost savings of $1,000,000

•	If Kreisler Industrial and UTC do not enter into the long-term agreement by December 31, 2007, the MOU will be binding on both parties.

Additional information is provided in Exhibit 10.4 to this Form 10-QSB.

As of March 31, 2007, Kreisler Polska had sales orders from an unaffiliated customer totaling $689,000, an increase of $189,000 from the $500,000 in sales orders initially received during the three months ended December 31, 2006. Kreisler Polska’s sales to this customer for the three months ended March 31, 2006 totaled approximately $2,800. Sales to this customer are expected to increase as Kreisler Polska receives the appropriate quality approvals for each component.

During the three months ended March 31, 2007, the Company provided Kreisler Polska with $1,088,000 of equity capital and $178,000 of additional paid in capital. For the nine months ended March 31, 2007, we provided Kreisler Polska with $1,470,000 of equity capital and $380,000 of additional paid in capital. A portion of this equity and additional paid in capital will be used for planned capital equipment purchases by Kreisler Polska of approximately $1,200,000. Approximately $635,000 of capital equipment has been acquired during the nine months ended March 31, 2007. We expect Kreisler Polska to recover a portion of the cost of these capital expenditure costs under an Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”). The APFC allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $414,000 at the exchange rate as of March 31, 2007) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $1,034,000 at the exchange rate as of March 31, 2007). Additional capital investment to increase our manufacturing capability at Kreisler Polska is also anticipated.

Kreisler Polska’s operating income (loss) before income taxes for the three and nine months ended March 31, 2007 totaled $37,500 and $(64,300), respectively. Kreisler Polska’s backlog for the three months ended March 31, 2007 was $689,000. As a result of these sales orders, we expect Kreisler Polska’s sales to unaffiliated customers to increase during fiscal 2008. We have also benefited from cost savings due to the lower cost of components provided by Kreisler Polska to Kreisler Industrial relative to those typically procured from U.S. domestic suppliers.

We have continued to experience longer lead-times and higher costs for nickel and titanium-based raw materials. We have been able to limit any supply chain disruptions through increasing our quoted lead-times as well as increased forward planning for long lead-time raw materials. We have also been able to pass through to our customers most cost increases attributable to specific raw materials and proprietary components.

Our working capital needs have grown as our sales have increased. Specifically, our inventory increased approximately $1,586,000 or 49%, since June 30, 2006. The majority of the inventory increase was attributable to the detail components needed for the manufacture of F119 and F135 engine components in addition to detail components and raw materials used to support other programs. Our inventory levels are also affected by a limited ability to control the delivery of components provided by the manufacturers of proprietary machined components and castings and, as a result, contribute to our increase in inventory.

Our total working capital at March 31, 2007 was $10,659,000, an increase of $998,000, or 10%, compared to our working capital at June 30, 2006 of $9,661,000. This increase is attributable to higher cash on-hand and reduced receivables offset by increased inventories. Our increase in cash on-hand and lower receivables was attributable to the February 8, 2007 Supplier Agreement between Kreisler Industrial and Citibank which provides customer payments in 10 days rather than 60 days. With the addition of $67,000 of capital equipment acquired by capital leases and capital lease payments of $127,000, our obligations under capital leases decreased $60,000 ($12,000 increase of current capital lease obligations and $72,000 decrease long-term capital lease obligations) from $402,000 at March 31, 2007 as compared to $462,000 at June 30, 2006.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales

Sales increased $851,000, or 16%, to $6,247,000 for the three months ended March 31, 2007 compared with sales of $5,396,000 for the three months ended March 31, 2006. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2007	2006	$ Change	% Change	2007	2006
Commercial	$2,874,000	$2,320,000	$554,000	24%	46%	43%
Military	2,999,000	2,320,000	679,000	29%	48%	43%
Industrial Gas Turbine	374,000	756,000	(382,000)	(51)%	6%	14%

Total	$6,247,000	$5,396,000	$851,000	16%	100%	100%

Our commercial aircraft engine sales of $2,874,000 for the three months ended March 31, 2007 increased $554,000, or 24%, compared to our sales for the three months ended March 31, 2006. Our sales growth continues to be primarily attributable to an increased need for spare part components used in thrust reverser actuation systems and in the PW4000 and V2500 aircraft engines as well as increased customer requirements for CF34 aircraft engine components. These increases were partially offset by reduced requirements for the GP7000 engine which is used on the Airbus A380 aircraft.

Our sales of components used in military engine applications of $2,999,000 for the three months ended March 31, 2007 increased $679,000, or 29%, compared to our sales of $2,320,000 for the three months ended March 31, 2006. We experienced increased sales of components for the F119 and F135 aircraft engines which were partially offset by lower sales of spare parts to the U.S Government. Our sales were also offset by a one-time reduction of approximately $129,000 attributable to a cancelled U.S. Government sales order.

For the three months ended March 31, 2007, our sale of products to the industrial gas turbine industry decreased to $374,000 compared to sales of $756,000 for the three months ended March 31, 2006. This $382,000, or 51%, decrease is primarily attributable to lower demand for components used in the aero-derivative and large industrial gas turbines.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2007 was 84.2% of sales, or $5,261,000, compared to 81.2% of sales, or $4,380,000, for the three months ended March 31, 2006.

The Company’s cost of goods sold and gross margins were as follows:

	March 31, 2007	March 31, 2006	$ Change	% Change
Sales	$6,247,000	$5,396,000	$851,000	16%
Cost of goods sold (“COGS”)	5,261,000	4,380,000	881,000	20%
COGS percentage of sales	84.2%	81.2%	—	—
Gross margin	$986,000	$1,016,000	$(30,000)	(2.9)%
Gross margin percent	15.8%	18.8%	—	—

Our increase in cost of goods sold was primarily attributable to an increase in purchased material usage due to higher sales and a product warranty cost of $235,000 as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. In addition, our factory supplies cost, which includes a broad-based array of expenses, increased $82,000. Our decrease in gross margin during the three months ended March 31, 2007 is attributable to the increases in cost of goods sold of 20%, as previously described, partially offset by the period-over-period sales increase of 16%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 were 8.7% of sales, or $541,000, compared to 6.0% of sales, or $326,000, for the three months ended March 31, 2006. Selling, general and administrative expenses for three months ended March 31, 2007 increased $215,000, or 66%, compared to the three months ended March 31, 2006.

	March 31, 2007	March 31, 2006	$ Change	% Change
Sales	$6,247,000	$5,396,000	$851,000	16%
Selling, general and administrative expenses (“SG&A”)	541,000	326,000	215,000	66%
SG&A percentage of sales	8.7%	6.0%	—	—

Our increase in selling, general and administrative expenses was primarily the result of higher employee-related costs and benefits at Kreisler Industrial and Kreisler Polska, including $37,000 associated with the exercise of stock options under our 1997 Stock Option Plan, legal fees and higher NASDAQ costs of $10,000 due to the recent fee increase implemented by NASDAQ. These cost increases were partially offset by lower accounting-related and Board of Directors fees.

Income, Interest Expense and Taxes

	March 31, 2007	March 31, 2006	$ Change	% Change
Sales	$6,247,000	$5,396,000	$851,000	16%
Total costs and expenses	5,802,000	4,705,000	1,097,000	23%

Income from operations	445,000	691,000	(246,000)	(36%)
Interest & other income	46,000	32,000	14,000	44%
Interest & other expense	(6,000)	(7,000)	(1,000)	(14%)

Income before income taxes	485,000	716,000	(231,000)	(32%)
Income tax expense	(177,000)	(275,000)	(98,000)	(36%)

Net income	$308,000	$441,000	(133,000)	(30%)

The income from operations for the three months ended March 31, 2007 was $445,000, a decrease of $246,000, or 36%, compared to $691,000 for the three months ended March 31, 2006 for the reasons noted above.

Interest and other income of $46,000 for the three months ended March 31, 2007 was $14,000 higher, or 44%, compared to the three months ended March 31, 2006 and was primarily attributable to higher cash balances due to faster customer payments in accordance with the Kreisler Industrial and Citibank Supplier Agreement.

Income before income taxes for the three months ended March 31, 2007 of $485,000 was $231,000 lower, or 32%, compared to income before income taxes for the three months ended March 31, 2006 of $716,000.

Income tax expense for the three months ended March 31, 2007 of $177,000 was $98,000 lower, or 36%, compared to income tax expense for the three months ended March 31, 2006 of $275,000.

Net income for the three months ended March 31, 2007 was $308,000, a decrease of $133,000, or 30%, compared to net income for the three months ended March 31, 2006 of $441,000.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Sales

Sales increased $3,393,000, or 24%, to $17,346,000 for the nine months ended March 31, 2007 compared with sales of $13,953,000 for the nine months ended March 31, 2006. Our sales and sales changes by industry market area were as follows:

Industry Market Area	Sales				Percent of Sales
	2007	2006	$ Change	% Change	2007	2006
Commercial	$7,459,000	$5,721,000	$1,738,000	30%	43%	41%
Military	8,153,000	6,697,000	1,456,000	22%	47%	48%
Industrial Gas Turbine	1,734,000	1,535,000	199,000	13%	10%	11%

Total	$17,346,000	$13,953,000	$3,393,000	24%	100%	100%

Our commercial aircraft engine sales of $7,459,000 for the nine months ended March 31, 2007 increased $1,738,000, or 30%, compared to our sales for the nine months ended March 31, 2006. Our sales growth was primarily attributable to an increased need for spare part components used in thrust reverser actuation systems and in the PW4000 and V2500 aircraft engines as well as increased customer requirements for CF34 aircraft engine components.

Our sales of components used in military engine applications totaled $8,153,000 for the nine months ended March 31, 2007 compared to our sales of $6,697,000 for the nine months ended March 31, 2006, an increase of $1,456,000 or 22%. We experienced increased sales of components for the F119 and F135 aircraft engines as well as an increase in the sale of spare parts to the U.S Government. Our sales were also offset by a one-time reduction of approximately $129,000 attributable to a cancelled U.S. Government sales order.

For the nine months ended March 31, 2007, our sale of products to the industrial gas turbine industry rose to $1,734,000 compared to sales of $1,535,000 for the nine months ended March 31, 2006. This $199,000, or 13% increase was primarily attributable to the demand for after-market components used in the Siemens 501F turbine generator as well as increased demand for GG-8 industrial gas turbine components.

Cost of Goods Sold

Cost of goods sold for the nine months ended March 31, 2007 was 80% of revenues, or $13,939,000, compared to 83% of revenues, or $11,585,000, for the nine months ended March 31, 2006.

The Company’s cost of goods sold and gross margin were as follows:

	March 31, 2007	March 31, 2006	$ Change	% Change
Sales	$17,346,000	$13,953,000	$3,393,000	24%
Cost of goods sold (“COGS”)	13,939,000	11,585,000	2,354,000	20%
COGS percentage of sales	80.4%	83.0%	—	—
Gross margin	$3,407,000	$2,368,000	$1,039,000	44%
Gross margin percent	19.6%	17.0%	—	—

Our gross margin improved 2.6 percentage points to 19.6% for the nine months ended March 31, 2007 compared to a gross margin of 17.0% for the nine months ended March 31, 2006. Our increase in cost of goods sold was primarily attributable to increased purchased material usage due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. The increase in costs of goods sold was also attributable to estimated product warranty costs of $235,000. These items were partially offset by lower consulting and information technology fees. Our improvement in gross margin during the nine months ended March 31, 2007 was attributable to a period-over-period sales increase of 24%, partially offset by an increase of 20% in cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2007 were $1,321,000, or 7.6% of sales, compared to $902,000, or 6.5% of sales, for the nine months ended March 31, 2006 resulting is an increase of $419,000 or 46%.

	March 31,2007	March 31, 2006	$ Change	% Change
Sales	$17,346,000	$13,953,000	$3,393,000	24%

Selling, general and administrative expenses (“SG&A”)	1,321,000	902,000	419,000	46%
SG&A percentage of sales	7.6%	6.5%	—	—

Our increase in selling, general and administrative expenses is primarily the result of higher legal, marketing, consulting, NASDAQ fees and employee-related costs and benefits at Kreisler Industrial and Kreisler Polska partially offset by lower accounting-related fees.

Income, Interest Expense and Taxes

	March 31, 2007	March 31, 2006	$ Change	% Change
Sales	$17,346,000	$13,953,000	$3,393,000	24%
Total costs and expenses	15,260,000	12,487,000	2,773,000	22%

Income from operations	2,086,000	1,466,000	620,000	42%

Interest & other income	131,000	87,000	44,000	51%
Interest & other expense	(38,000)	(52,000)	(14,000)	27%

Income before income taxes	2,179,000	1,501,000	678,000	45%

Income tax expense	(871,000)	(579,000)	292,000	50%

Net income	$1,308,000	$922,000	$386,000	42%

Net income for the nine months ended March 31, 2007 of $1,308,000 was $386,000 higher, or 42%, compared to net income for the nine months ended March 31, 2006 of $922,000 for the reasons noted above.

The income from operations for the nine months ended March 31, 2007 was $2,086,000, an increase of $620,000, or 42%, compared to the nine months ended March 31, 2006 total of $1,466,000.

Interest and other income of $131,000 for the nine months ended March 31, 2007 was $44,000 higher, or 51%, compared to the nine months ended March 31, 2006 and was primarily attributable to higher cash balances. Interest and other expense of $38,000 for the nine months ended March 31, 2007 was $14,000 lower, or 27%, compared to the nine months ended March 31, 2006, which included accrued interest expense attributable to the Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation.

Income before income taxes for the nine months ended March 31, 2007 of $2,179,000 was $678,000 higher, or 45%, compared to income before income taxes for the nine months ended March 31, 2006 of $1,501,000.

Income tax expense for the nine months ended March 31, 2007 of $871,000 was $292,000 higher, or 50%, compared to income tax expense for the nine months ended March 31, 2006 of $579,000.

Backlog

Prior to the three months ended December 31, 2006, our customer orders were received primarily by Kreisler Industrial. Kreisler Polska received its initial unaffiliated customer orders during the three months ended December 31, 2006 and, as a result, our backlog now includes orders received by Kreisler Polska. Our total backlog as of March 31, 2007 was $29,689,000 compared to $20,900,000 at March 31, 2006. As of March 31, 2007, the backlog increased $8,789,000 or 42% from March 31, 2006. Up to approximately 75% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that time or at all. Backlog as of June 30, 2006 was $20,800,000. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	March 31, 2007	March 31, 2006	$ Change	% Change
Kreisler Industrial	$29,000,000	$20,900,000	$8,100,000	39%
Kreisler Polska	689,000	—	689,000	NA

Total Backlog	$29,689,000	$20,900,000	$8,789,000	42%

Kreisler Polska backlog of 1,997,991 Polish zloty converted at the exchange rate at March 31, 2007

Liquidity and Capital Resources

During the nine months ended March 31, 2007, we relied on our operating cash flow and cash on-hand to fund most capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand, receipt of funds under the PEDA, the advance payment under the MOU and external financing sources such as bank debt and lines of credit for future capital expenditures and working capital requirements. We also assumed a capital lease to acquire a piece of capital equipment.

Our cash and cash equivalents at March 31, 2007 of $4,406,000 increased $1,110,000 or 34%, compared to cash and cash equivalents of $3,296,000 at June 30, 2006. Our increase in cash and cash equivalents was attributable to the Supplier Agreement between Kreisler Industrial and Citibank dated February 8, 2007. As a result of this Supplier Agreement, we received customer payments in 10 days rather than 60 days. All payments from Citibank to Kreisler Industrial are subject to a discount charge. The discount rate used to calculate the discount charge is the 60 day LIBOR rate plus 1.25%. As of May 14, 2007 the discount charge was approximately 1.0%. The discount for the three months ended March 31, 2007 totaled approximately $17,000 or a sales discount of approximately 1%.

Cash provided by operating activities for the nine months ended March 31, 2007 was $2,550,000 compared to cash utilized of $53,000 for the nine months ended March 31, 2006. This increase was primarily attributable to increases in our net income, depreciation and amortization, a decrease in receivables and an increase in accounts payable and product warranties. These inflows were partially offset by increases in inventories and a decrease in accrued expenses.

Cash used in investing activities for the nine months ended March 31, 2007 was $1,386,000 and was primarily attributable to short-term investments of $550,000 as well as the purchase of capital equipment. We believe that sufficient liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of $1,500,000 for the period ending March 31, 2008. We provided Kreisler Polska with approximately $1,850,000 ($1,470,000 of equity capital and $380,000 of additional paid in capital) during fiscal 2007 for the working capital needs and for the purchase of capital equipment.

The Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”) allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $414,000 at the exchange rate as of March 31, 2007) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $1,034,000 at the exchange rate as of March 31, 2007). Under the APFC, Kreisler Polska expects to receive approximately $414,000 in additional funding from the PEDA approximately six months after we have completely funded the qualified capital expenditures of approximately $1,034,000. As a result, we anticipate that approximately $414,000 of our capital expenditure cost will be received by Kreisler Polska from the PEDA during calendar year 2007 and this amount will be used by Kreisler Polska to fund either its working capital requirements or to purchase additional capital equipment. As of March 31, 2007, approximately $508,000 provided to Kreisler Polska was for qualified capital expenditure in accordance with the APFC.

Kreisler Polska entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submits a project completion report to the appropriate Polish government entity. If the total amount of Kreisler Polska’s qualified capital expenditures should be less than 3.0 million Polish zloty (approximately $1,034,000 at the exchange rate as of March 31, 2007), the additional funding from the PEDA would be 40% of the lower qualified capital expenditure amount. Under certain circumstances, as specified in the APFC, such APFC may be terminated by the PEDA and Kreisler Polska would be obligated to repay any additional funding received from the PEDA and/or will not be eligible to receive additional funding from the PEDA for a period of 3 years after the termination of the contract.

Should Kreisler Polska be unable to meet the requirements of the APFC, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1.2 million Polish zloty (approximately $414,000 at exchange rate as of March 31, 2007) plus interest. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the Project.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of March 31, 2007, the translation adjustment amounted to $34,000. The net effect after adjusting for a tax expense of $11,300 resulted in an increase in stockholders’ equity of $23,000 at March 31, 2007.

Cash flows used in financing activities totaled $88,000 for the nine months ended March 31, 2007 and consisted of $127,000 for the repayment of obligations under capital leases and $55,000 for the repayment of a line of credit established by Kreisler Polska as part of the application requirements for the APFC. These items were partially offset by the proceeds from the exercise of stock options totaling $94,000.

Working capital at March 31, 2007 totaled $10,659,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities at March 31, 2007 were comprised of obligations under capital leases and accrued environmental expenses totaling $286,000 and $408,000, respectively.

Recent Developments

On April 20, 2007, Kreisler Industrial entered into a Memorandum of Understanding with United Technologies Corporation for the delivery of F119 engine components. See “Overview” for additional information.

Contingencies

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At March 31, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $408,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific milestones contained in the

FPRA. On March 28, 2007, the Company received an update of the remediation status from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $515,000. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provides coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA, represents a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expires on July 2, 2007 and it is unlikely that the Company will continue the policy. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated cost increases in the project. The Company monitors the project status and is in the process of reviewing the financial and operational capability of RCC to meet RCC’s contractual obligations under the FPRA. It is reasonably possible that the Company’s recorded estimate of the remediation cost may change in the near term.

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of May 14, 2007, no informal administrative conference has been scheduled by the Conference and Appeals Branch to meet with the Company. The Company’s tax counsel has been informally advised by the Conference and Appeals Branch that the Company’s appeal is likely to be presented in the fall of 2007. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

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

Revenue Recognition

Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass. This is typically when the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, the Company has a high degree of certainty, based on historical performance, that the product will be accepted by the customer. The Company’s manufacturing cycle time is typically less than two weeks. Revenues are recorded net of cash discounts.

Cash, Cash Equivalents and Short-Term Investments

All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on short-term investments were not material at March 31, 2007

Investments at March 31, 2007 and 2006 respectively consisted of the following:

Cash, cash equivalents and short-term investments
	March 31, 2007	June 30, 2006
Money market and bank deposits	$3,307,992	$3,295,947
Corporate Fixed Income	1,097,984	—
Municipal Bonds	550,000	—

Cash, Cash equivalents and short-term investments	$4,955,976	$3,295,947

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

Accounts receivable-trade is presented net of an allowance for estimated uncollectible accounts of $20,000 and $10,000 as of March 31, 2007 and 2006, respectively. The increase of $10,000 is to record charges for approximately $10,000 in accounts receivable that are unlikely to be collected by the Company. The allowance for estimated uncollectible accounts was $40,000 as of June 30, 2006. A final determination of the status of these uncollectible accounts receivable will be made during fiscal 2007. The Company may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Depreciation on machinery and equipment is computed using the double-declining method. Estimated useful lives of three to ten years are used for machinery and equipment, while leasehold improvements are amortized, using the straight line method, over the shorter of either their economic useful lives or the term of the leases.

Property, plant and equipment as of March 31, 2007 were as follows:

Property, plant and equipment, at cost	$7,624,436
Less – accumulated depreciation	(5,585,360)

Property, Plant and Equipment, net	$2,039,076

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

Essentially all earnings of the Company’s foreign subsidiary – Kreisler Polska—are expected to be reinvested in overseas expansion. An incremental U.S. or foreign tax on repatriation of such earnings has not been estimated.

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

For the nine months ended March 31, 2007, the Company paid Mr. Kelly $110,000 for technical advisory services and reimbursed Mr. Kelly $19,805 for his out-of-pocket expenses.

Item 3 Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and procedures. The Company makes modifications to improve the design and effectiveness of its disclosure controls and procedures and may take corrective action if its reviews identify a need for such modifications or actions.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.

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

PART II OTHER INFORMATION

Item 1	Legal Proceeding

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

On February 22, 2007, the Company received a Nasdaq Staff Letter (“Nasdaq Staff Letter”) stating that, with the election of Richard T. Swope to the Company’s Board of Directors, the Company was in compliance with Marketplace Rules 4350(c) and 4350(d)(2). As a result of this Nasdaq Staff Letter, Nasdaq considered the matter referenced in their Nasdaq Staff Deficiency Letter (“Nasdaq Deficiency Letter”) dated

December 29, 2006 to be closed. The Nasdaq Deficiency Letter indicated that, due to the notification by independent director Michael Goldberg that he would not stand for reelection at the Annual Meeting of Stockholders, the Company no longer complied with Nasdaq’s independent director and audit committee requirements for continued listing as set forth in Marketplace Rule 4350.

Item 6	Exhibits

(a) Exhibits

10.1	Supplier Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the three months ended December 31, 2006)

10.2	Board of Directors Compensation Plan dated February 13, 2007 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on February 16, 2007)

10.3	Collective Bargaining Union Agreement dated March 29, 2007 between Kreisler Industrial Corporation and Local 377 RWSDU affiliated with AFL-CIO (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 29, 2007)

10.4	Memorandum of Understanding between Kreisler Industrial Corporation and United Technologies Corporation/Pratt & Whitney dated April 20, 2007

11	Statement regarding computation of per share earnings incorporated by reference to Note 4 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: May 15, 2007

EXHIBIT INDEX

10.1	Supplier Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-QSB for the three months ended December 31, 2006)

10.2	Board of Directors Compensation Plan dated February 13, 2007 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on February 16, 2007)

10.3	Collective Bargaining Union Agreement dated March 29, 2007 between Kreisler Industrial Corporation and Local 377 RWSDU affiliated with AFL-CIO (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 29, 2007)

10.4	Memorandum of Understanding between Kreisler Industrial Corporation and United Technologies Corporation/Pratt & Whitney dated April 20, 2007

11	Statement regarding computation of per share earnings incorporated by reference to Note 4 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350