Form 10KSB
period 2007-06-30
KREISLER MANUFACTURING CORP
filed 2007-09-25
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

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

The issuer’s revenues for its most recent fiscal year were $23,852,200.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $18,783,805.

The number of shares of Common Stock outstanding as of June 30, 2007 was 1,867,948 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format (check one)

☐  Yes    ☒  No

(1)

The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last closing price for the Common Stock as quoted on the NASDAQ Capital Market on September 20, 2007. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission or in materials incorporated by reference therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us. These forward-looking statements are found at various places throughout this Form 10-KSB, including the financial statement footnotes.

We file reports with the Securities and Exchange Commission (“SEC”). You can obtain any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1.	DESCRIPTION OF BUSINESS

Kreisler Manufacturing Corporation (the “Company”) is a Delaware corporation which was incorporated on December 13, 1968. The Company succeeded a New Jersey corporation, which was incorporated in New Jersey in 1940, and which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”), which was incorporated in New Jersey on July 3, 1956, and Kreisler Polska Sp. z o.o (“Kreisler Polska”), which was registered in the National Judicial Register in Krakow, Poland on March 17, 2005, manufacture precision metal components and assemblies for use in military and commercial aircraft engines and industrial gas turbines. Kreisler Industrial’s products primarily include tube and manifold assemblies of multiple sizes and configurations and are typically manufactured in accordance with customer designs and specifications. Kreisler Polska primarily provides machined components to Kreisler Industrial. The use of “we,” “us” or “our” in this Form 10-KSB refers to the Company and its wholly-owned subsidiaries unless specifically identified.

The Company’s principal corporate office was previously located in St. Petersburg, Florida. The Company vacated this office as of October 1, 2004 and relocated the corporate office to the Kreisler Industrial facility located in Elmwood Park, New Jersey.

Products

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

Sales of products are made either through an in-house sales staff or, within specific European countries, commissioned sales representatives. All products are manufactured to the designs and specifications of the particular customer. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who either supply engines or engine components to various branches of the United States Department of Defense or to commercial businesses.

Customers

Three commercial customers and the United States Government combined accounted for approximately 77% of the consolidated net sales of the Company for the fiscal year ended June 30, 2007. Approximately 89% of the Company’s sales are for commercial and military aircraft engine customers with the balance of sales to industrial gas turbine customers. Some of these customers manufacture commercial and military aircraft engines as well as industrial gas turbines. The concentration of sales with a small group of customers places the Company in an adverse position should any of these customers reduce their volume of sales orders with the Company.

In 2007, 4.7% of the Company’s revenues were derived from U.S. Government contracts. In addition to normal business risks, the Company’s contracts with the U.S. Government are subject to unique risks some of which are beyond our control. The funding of U.S. Government programs is subject to congressional appropriations. Many of the U.S. Government programs in which the Company participates may extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially negative impact on the Company’s operations. The U.S. Government may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on the Company’s results of operations and financial condition. The Company’s U.S. Government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, can increase the Company’s performance and compliance costs. These costs might increase in the future, reducing the Company’s margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on the Company’s reputation and ability to secure future U.S. Government contracts.

Please refer to Note H in the Notes to the Consolidated Financial Statements for additional information.

Competition

The markets in which the Company operates are highly competitive. The Company’s competitors include several enterprises which are substantially larger than the Company and possess greater financial, production and marketing resources, and numerous smaller privately-held companies. In addition, some of the Company’s customers and potential customers maintain manufacturing capabilities comparable to those of the Company. For example, both Pratt & Whitney and GE Aircraft Engines rely on related companies to supply a significant portion of their tubular requirements and also outsource to companies such as Kreisler Industrial a significant portion of their requirements. This internal and external use of suppliers has existed for many years and is expected to continue in the future. As the Company seeks to expand globally, it has also encountered new competitors with operations in Europe, China and Mexico.

The principal bases of competition are price, quality, delivery and service. In today’s market, flexibility, quality, pricing and speed of delivery are required elements. The Company believes that it is competitive with respect to the above elements. The implementation of lean manufacturing techniques has enabled the Company to reduce manufacturing cycle time. The Company has also differentiated itself from much of its competition through the establishment of Kreisler Polska. In addition, the Company believes that its proprietary supply chain management software provides a competitive advantage for managing its supply chain.

Sources of Supply

The Company does not have any long-term or fixed purchase agreements with its suppliers. Materials used in the Company’s products are purchased, as required, from various suppliers. While one supplier represented approximately 16% of the Company’s purchased materials, the Company believes that alternative suppliers of these components are available such that the loss of this supplier would not have a long-term material impact on the Company. At times, the Company’s customers require raw materials or components to be purchased from designated suppliers. The Company procures approximately 13% of its purchased material components from a designated supplier of proprietary components. Should this supplier no longer be able to provide proprietary components, an alternative supplier of these proprietary components is available to the Company which may have longer delivery lead-times and higher prices. The Company also uses a variety of raw materials in the manufacture of its products. During fiscal 2007, increased delivery lead-times for some raw materials, particularly titanium and nickel-based alloys, were experienced along with significant price increases in the cost of those alloys. Smaller cost increases were also experienced in stainless steel alloys used by the Company. We were able to mitigate some of the affects of longer lead-times and rising raw material costs through an increase in quoted lead-times, forward planning and a partial pass through of cost increases to customers. Future shortages or price fluctuations in raw materials could have a material adverse effect on the Company’s operations.

Production

Fabricated precision metal components and assemblies are manufactured and assembled by the Company to customer drawings and specifications. To meet the exacting requirements of its customers, the Company exercises strict quality and process controls and maintains third-party quality system accreditations including ISO 9001 and AS9100 as well as NADCAP (National Aerospace Defense Contractors Accreditation Program) special process accreditations. Our manufacturing processes for the products we produce include tube bending, sheet-metal fabrication, machining, welding, brazing and heat treatment as well as non-destructive testing processes such as radiographic inspection and fluorescent penetrant inspection.

Employees

At June 30, 2007, the Company employed approximately 201 persons, of whom 7 are part-time employees. Approximately 91 Kreisler Industrial employees are subject to a collective bargaining agreement with Local 377, RWSDU affiliated with AFL-CIO (“Local 377”).

On March 29, 2007, Kreisler Industrial entered into a Collective Bargaining Union Agreement Extension (the “Agreement”) with Local 377. The Agreement term is from December 5, 2006 through December 4, 2009. In addition to certain work rule changes, the Agreement increases wages $0.55 per hour effective December 5, 2006, $0.50 per hour effective December 5, 2007 and $0.50 per hour effective December 5, 2008. The $0.55 per hour wage increase was retroactive to December 5, 2006. The effective annual increase was approximately 3.4%. The Company has not experienced any work stoppages and Management believes that labor relations are generally satisfactory.

Government Regulations

The Company is subject to various Federal and State regulations concerning the conduct of its business including regulations under the Occupational Health and Safety Act, various acts dealing with the environment, as well as export licenses for the manufacture of military-related or commercial components in Poland.

The Company’s U.S. Government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase performance and compliance costs. These costs might increase in the future, reducing the Company’s margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on the Company’s reputation and ability to secure future U.S. Government contracts.

A material portion of the business of the Company is subject to provisions which permit the termination of contracts at the election of the U.S Government or its prime contractors. Contracts with the U.S. Government and with suppliers to the U.S. Government generally provide for termination at any time for the convenience of the U.S. Government and its prime contractors, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned before the termination. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require the Company to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold the Company liable for damages resulting from the default.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the

New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At June 30, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $426,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On July 31, 2007, the Company received an update of the remediation status from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $356,000. This is an improvement from an earlier remediation status report from RCC which anticipated a cost overrun of $515,000. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provided coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA, represented a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expired on July 2, 2007 and was not renewed. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated remediation cost increases. The Company monitors the project status and believes that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

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

Risk Factors

Risk factors the Company may encounter include:

•	Our inability to identify new sales opportunities or convert sales opportunities into contracts could increase fluctuations in our sales and financial results.

•	We may not be able to compete successfully against current and potential competitors.

•	We are dependent upon three commercial customers and the United States Government for approximately 77% of the consolidated net sales of the Company.

•

We are dependent upon two suppliers for more than 10% each of the components used in the products manufactured by the Company and we don’t have any long-term or fixed purchase agreements with suppliers.

•	We have continued to experience longer lead times and higher costs for nickel and titanium based raw materials which could negatively affect our ability to ship product to our customers.

•	We may be subject to supply chain disruptions which could negatively affect our ability to ship product to our customers.

•

While in the past we have been able to pass through to our customers most costs increases attributable to specific raw materials and proprietary components, we may not be able to continue such practice.

•

Approximately 75% of our sales of military aircraft engine components were attributable to the sale of components used on the F119 and F135. Should the requirements for these products decline significantly, it could negatively affect our sales and financial results.

•

We are dependent on military programs for a substantial percentage of our revenues and such programs are subject to Congressional funding authorizations which may alter the amount or timing of available funding.

•	Our growth opportunities are potentially limited by our historical reliance on a few significant customers.

•

Our largest customer has established manufacturing operations outside the United States that provides similar and, in some cases, greater capabilities than we offer. We expect this customer to consider transferring components manufactured by us to these operations.

•	Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.

•	The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.

•	Failure to manage our international operations could harm our financial results.

•

Provisions of our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

•	Failure to maintain and adequately monitor internal controls could have a negative effect on our financial results.

•

Our U.S. Government business is subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to secure future U.S. Government contracts.

•

Our contract costs are subject to audits by U.S. Government agencies. U.S. Government representatives may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

•	Kreisler Polska exposes us to gains and losses due to fluctuations of a foreign currency which may have a negative effect on our financial results.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s corporate office is located at the Kreisler Industrial’s manufacturing facility in Elmwood Park, New Jersey. The Company’s New Jersey location consists of a 52,000 square foot leased facility. The facility is approximately 60 years old and the current term under the existing lease agreement will expire on September 30, 2012. At June 30, 2007, the remaining minimum lease payments on the facility lease agreement is $1,657,500.

The Company’s Kreisler Polska subsidiary operates from a 10,000 square foot recently renovated leased facility in Krakow, Poland. With the exception of approximately 750 square feet of leased space, Kreisler Polska’s lease agreement has no lease end date but does require six months notice of cancellation by either party. The lease of 750 square feet of space expires on July 15, 2008 and is expected to be renewed prior to lease expiration. The current net monthly lease rate (excluding VAT) for the Kreisler Polska facility is approximately $3,700 (based on the Polish zloty exchange rate as of June 30, 2007). Effective August 1, 2007, Kreisler Polska leased an additional 12,000 square feet of space at a net monthly lease rate (excluding VAT) of approximately $4,900 (based on the Polish zloty exchange rate as of August 27, 2007).

Capital expenditures during fiscal 2007 totaled $1,521,700 of which $1,454,500 was financed using the Company’s available cash resources and $67,200 was financed under a capital lease, offset by the $44,000 purchase of equipment previously acquired through a capital lease. Approximately 80% of these expenditures were for additional machining and inspection equipment at Kreisler Polska. The average ages of equipment located at Kreisler Industrial and Kreisler Polska facilities are approximately eight years and two years, respectively. Management believes that the Company’s present industrial plant facilities are suitable for the Company’s current and near term operations and are adequately insured.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the NASDAQ Capital Market under the symbol “KRSL.” The following table sets forth the high and low per share prices (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for the Common Stock on the NASDAQ Capital Market for each quarter in the two-year period ended June 30, 2007.

	Fiscal Year 2007		Fiscal Year 2006
Quarter	High	Low	High	Low
First Quarter – September 30	$14.20	$9.51	$8.24	$5.04
Second Quarter – December 31	11.25	9.02	8.22	5.01
Third Quarter – March 31	23.50	9.40	10.47	6.81
Fourth Quarter – June 30	27.85	15.15	16.50	9.00

The Company has not paid any dividends during the last two fiscal years. The holders of the Company’s Common Stock are entitled to receive dividends when, and if, declared by the Board of Directors out of funds legally available for such dividends. It is the Company’s current policy not to pay dividends and to retain earnings for future growth of the Company.

At June 30, 2007, the Company had approximately 102 stockholders of record.

The following table reflects information for the Company’s equity compensation plan as of June 30, 2007.

Equity Compensation Plan Information

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	94,000	$10.83	17,378
Equity compensation plans not approved by security holders	—	—	—

Total	94,000	$10.83	17,378

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We manufacture precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbines. Our products include tube assemblies of multiple sizes and configurations as well as machined components and are typically manufactured to the designs and specifications of the particular customer. Assemblies may be made of various materials, including titanium, nickel and stainless steel. These high quality engineered tube assemblies transfer fuel, oil, water, air and hydraulic fluids. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who supply engines or engine components to various branches of the United States Department of Defense or to commercial businesses.

We continued to benefit from strong aerospace market demand during fiscal 2007 as our income from operations increased $1,194,000, or 64%, to $3,069,000 and our sales increased $4,129,000, or 21%, to $23,852,000. Our sales growth is primarily attributable to continued growth in market demand in the aerospace and, to a lesser degree, industrial gas turbine markets:

Fiscal 2006 Sales	$19,723,000
Sales Increase by Industry Market Area:
Commercial	2,183,000
Military[1]	1,688,000
Industrial Gas Turbine	258,000

Total Sales Increase	4,129,000

Fiscal 2007 Sales	$23,852,000

[1]	The military market area includes the sale of components used in military applications to both the U.S Government and to non-governmental defense contractors.

Our increased sales of commercial aircraft engine components for fiscal 2007 continued to be primarily due to higher demand for certain PW4000 after-market engine components, V2500 engine components used on the Airbus A320 and components we manufacture for the CF34-8 and CF34-10 aircraft engines used on 70 to 122 seat regional jet aircraft. These programs represented approximately 68% of our increased sales of commercial aircraft engine components. The increased sales are partially offset by lower sales of engine components used in the GP7000 aircraft engine (used on the Airbus A380) as our customer has consolidated the manufacture of these components in their own facility.

Approximately 75% of our fiscal 2007 sales of military aircraft engine components were sales of components used in the F119 engine (used on the F-22 Raptor) and F135 engine (used on the F-35 Lightning II also known as the Joint Strike Fighter). Our spare part sales directly to the U.S. Government improved during the final three months of fiscal 2007 and we continue to anticipate increased U.S. Government sales in fiscal 2008 as our deliveries against new U.S. Government sales orders begin. Our sales of F135 military aircraft engine components will fluctuate due to the development status of that program, including schedule adjustments by our customer in response to changes in the program requirements. We also expect to benefit from the 2007 Defense Authorization Bill which approved the U.S. Air Force’s plan to procure 60 F-22 Raptors at the rate of 20 per year for the 2008, 2009 and 2010 U.S. Government fiscal years. We are currently the primary provider of tube and manifold components used on the F119 engine (2 engines per F-22 aircraft) which is the only engine currently certified for use on the F-22. As discussed (and disclosed in Exhibit 10.4) in our Form 10-QSB for the three and nine months ended March 31, 2007, Kreisler Industrial entered into a Memorandum of Understanding (“MOU”) with United Technologies Corporation (“UTC”) for the delivery of F119 engine components. Under the MOU, we expect to provide an estimated $12,000,000 of F119 engine components to UTC between calendar years 2008 through 2010. UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components. As of June 30, 2007, we received $500,000 of the $2,000,000 in advance payments. This advance payment has not been recognized in our fiscal 2007 sales. We will begin to recognize sales associated with the advance payment starting January 1, 2008. All military programs are subject to Congressional funding authorizations which may alter the amount or timing of available funding.

Our increase in the sale of industrial gas turbine components is primarily attributable to an increase in aftermarket demand for components used in the GT-24 and GT-26 turbine generators as well as the aero-derivative GG-8 industrial gas turbine which offset lower sales of components used in the Siemens 501F turbine generator. As a result, our fiscal 2007 industrial gas turbine sales increased $258,000, or 11%, to $2,677,000 compared to fiscal 2006 sales of $2,419,000.

Through the use of lean manufacturing techniques, most of our production capabilities at Kreisler Industrial have been transitioned to manufacturing cells. This has enabled us to lower our production cycle times and increase our manufacturing throughput. We will continue to improve our manufacturing methods while extending what we have learned in manufacturing to our quality and administrative areas during fiscal 2008. We have already begun work on a Quality Clinic at Kreisler Industrial which will be comprised of a dedicated quality and engineering team that will focus on identified production quality issues and lead the implementation of permanent solutions. We are also applying lean techniques to streamline our administrative processes to improve efficiencies.

As a result of our increased globalization and the benefits we have derived from our proprietary supply chain management system, we expect to implement a new information technology system during fiscal 2008. This system will enable us to improve our system integration and increase our speed and access to timely information while providing our employees and suppliers with better online tools to perform their respective responsibilities.

We expanded our sales and marketing efforts during fiscal 2007. This included our participation in the Farnborough Air Show, the Kielce (Poland) Defense and Aerospace Exhibition and the Paris Air Show as well as the engagement of sales representatives in Europe. These actions resulted in access to potential new customers for both Kreisler Industrial and Kreisler Polska. We will return to the Farnborough Air Show in 2008.

We continued to increase Kreisler Polska’s manufacturing capacity and capability during fiscal 2007. Kreisler Polska’s capital expenditures in fiscal 2007 totaled approximately $1,200,000. These investments included additional machining capacity as well as new capabilities including electro-discharge machining (“EDM”). In July 2007, Kreisler Polska became the third Polish company to achieve NADCAP accreditation for EDM. As of August 1, 2007, Kreisler Polska entered into a lease agreement to increase Kreisler Polska’s floor space by approximately 12,000 square feet for a total of 22,000 square feet and will add additional manufacturing capability during fiscal 2008 through the installation of a new vacuum furnace as well as well as other capital equipment.

We expect Kreisler Polska to recover a portion of the cost of the fiscal 2007 capital expenditures under an Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”). The APFC allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $430,000 at the exchange rate as of June 30, 2007) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $1,075,000 at the exchange rate as of June 30, 2007). We expect Kreisler Polska to receive this amount by December 31, 2007.

Our inventory increased $2,294,000, or 70%, to $5,547,000. A significant portion of this inventory increase is attributable to the types of products we manufacture which, for the F119 and F135 engine programs, include a significant number of titanium-based and proprietary components which are more costly than stainless steel components. In addition, the growth of Kreisler Polska requires the purchase of additional raw materials to support the machining requirements. Collectively, these items alone contributed approximately 40% of our inventory growth. We are working to slow our future inventory growth through improvements in our manufacturing cycle time. However, the benefit of these improvements may be offset by the longer lead-times and higher costs of nickel and titanium-based raw materials. We have been able to limit any supply chain disruptions through increasing our quoted lead-times as well as increased forward planning for long lead-time raw materials. We have also been able to pass through to our customers most cost increases attributable to specific raw materials and proprietary components.

Our customers also seek to lower their costs through a growing reliance on suppliers located outside of the United States. Kreisler Industrial competes globally with competitors located in China, Mexico and Europe. We rely on Kreisler Polska to provide Kreisler Industrial with machined components reflecting Poland’s lower manufacturing costs and strong technical skills. While we expect our customers to source some of the components currently manufactured by Kreisler Industrial to suppliers located outside the United States, we are also positioned to offer our customers the current machining and future manufacturing capabilities of Kreisler Polska. As a result, we expect that sales increases at Kreisler Polska will enable us to offset a portion of any loss of component sales we formerly made in the United States to suppliers outside the United States.

Our growth opportunities are potentially limited by our historic reliance on a few significant customers. Our largest customer has established manufacturing operations outside the United States that provide similar and, in some cases, greater capabilities than we offer. We are also a supplier of machined components to this specific manufacturing operation. We expect this customer to consider transferring components manufactured by us to these operations. We will seek to accommodate our customers’ needs through our Kreisler Polska subsidiary or through lower costs achieved through cost reduction initiatives at Kreisler Industrial.

Results of Operations

(All amounts rounded to the nearest thousand)

2007 Compared to 2006

Sales

Sales increased $4,129,000 or 21% to $23,852,000 for the year ended June 30, 2007 compared with $19,723,000 for the year ended June 30, 2006. The Company’s sales and sales changes by industry market area are as follows:

	Sales				Percent of Sales
Industry Market Area	Fiscal 2007	Fiscal 2006	$ Change	% Change	2007	2006
Commercial	$10,250,000	$8,067,000	$2,183,000	27%	43%	41%
Military	10,925,000	9,237,000	1,688,000	18%	46%	47%
Industrial Gas Turbine	2,677,000	2,419,000	258,000	11%	11%	12%

Total	$23,852,000	$19,723,000	$4,129,000	21%	100%	100%

Our fiscal 2007 sales of commercial aircraft engine components totaled $10,250,000, an increase of $2,183,000, or 27%, compared to fiscal 2006 commercial aircraft engine component sales of $8,067,000. The sales increase is attributable to higher demand for most commercial aircraft engine programs for which we are a provider of components including the CF34-8, CF34-10, PW4000 and V2500 aircraft engines. These sales increases were partially offset by lower sales of GP7000 aircraft engine components as these components are expected to be manufactured in our customer’s offshore production facility.

Our sales of military aircraft engine components for fiscal 2007 totaled $10,925,000, an increase of $1,688,000, or 18%, compared to fiscal 2006 military aircraft engine component sales of $9,237,000. This increase is primarily attributable to the demand for components used in the F119 and F135 engine programs. These components accounted for virtually all of our military component sales increase.

Our increase in the sale of industrial gas turbine components is primarily attributable to an increase in aftermarket demand for components used in the GT-24 and GT-26 turbine generators as well as the aero-derivative GG-8 industrial gas turbine which offset lower sales of components used in the Siemens 501F turbine generator. As a result, our fiscal 2007 industrial gas turbine sales increased $258,000, or 11%, to $2,677,000 compared to fiscal 2006 sales of $2,419,000.

Cost of Goods Sold

Cost of goods sold for fiscal 2007 was 79.2% of sales, or $18,898,000, compared to 84.0% of sales, or $16,575,000, for fiscal 2006. Cost of goods sold for fiscal 2007 increased $2,323,000, or 14%, compared to fiscal 2006.

The Company’s cost of goods sold and gross margin are as follows:

	Fiscal 2007	Fiscal 2006	$ Change	% Change
Sales	$23,852,000	$19,723,000	$4,129,000	21%
Cost of goods sold (“COGS”)	18,898,000	16,575,000	2,323,000	14%
COGS percentage of sales	79.2%	84.0%	—	(5.7)%
Gross margin	4,954,000	3,148,000	1,806,000	57.4%
Gross margin percent	20.8%	16.0%	—	30.0%

Our gross margin improved 30.0% to 20.8% for fiscal 2007 compared to a gross margin of 16.0% for fiscal 2006. While the individual components of our cost of goods sold typically increased in absolute dollar amounts, the overall rate of increase of 14% for these costs was significantly lower than our 21% sales growth. This was particularly evident in our purchased material content, which declined approximately 5% as a percentage of our sales. This decrease represented approximately 41% of our improvement in gross margin. Costs that increased at a rate higher than our sales growth included facility rent, workers’ compensation premiums and, given our increased globalization, travel expenses and freight. Our cost of goods sold was also negatively impacted by a $235,000 product warranty claim. These costs were offset by lower rates of growth in most of our other costs. Our fiscal 2007 charge against inventory for items with limited usage totaled $34,000 which was $181,000 lower than our inventory charge for fiscal 2006 which totaled $215,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2007 were 7.9% of sales, or $1,885,000, compared to 6.5% of sales, or $1,273,000, for fiscal 2006. Selling, general and administrative expenses for fiscal 2007 increased $612,000, or 48.1%, compared to fiscal 2006.

	Fiscal 2007	Fiscal 2006	$ Change	% Change
Sales	$23,852,000	$19,723,000	$4,129,000	21%
Selling, general and administrative expenses (“SG&A”)	1,885,000	1,273,000	612,000	48.1%
SG&A percentage of sales	7.9%	6.5%	—	—

Our increase in selling, general and administrative expenses is primarily the result of increased costs of information technology (evaluation of new information technology systems), sales and marketing (retention of European sales representatives and participation in Farnborough and Paris Air Shows), legal, consulting and NASDAQ fees as well as increased employee-related payroll and benefit expenses at Kreisler Industrial and Kreisler Polska that were partially offset by lower accounting fees.

Income, Interest Expense and Taxes

	Fiscal 2007	Fiscal 2006	$ Change	% Change
Sales	$23,852,000	$19,723,000	$4,129,000	21%
Total costs and expenses	20,783,000	17,848,000	2,935,000	16%

Income from operations	3,069,000	1,875,000	1,194,000	64%
Interest & other income	200,000	118,000	82,000	69%
Interest & other expense	(57,000)	(75,000)	(18,000)	(24)%

Income before income taxes	3,212,000	1,918,000	1,294,000	67%
Income tax (expense)	(1,252,000)	(755,000)	(497,000)	66%

Net income	$1,960,000	$1,163,000	$797,000	69%

The income from operations for fiscal 2007 was $3,069,000, an increase of $1,194,000, or 64%, compared to the fiscal 2006 total of $1,875,000.

Interest income of $200,000 for fiscal 2007 was $82,000 higher compared to fiscal 2006 and was primarily attributable to higher cash balances. Interest expense of $57,000 for fiscal 2007 was $18,000 lower compared to fiscal 2006 and was primarily attributable to the purchase of a machine by Kreisler Industrial that had originally been acquired under a capital lease.

Income before income taxes for fiscal 2007 was $3,212,000 compared to income before income taxes in fiscal 2006 of $1,918,000.

Income tax expense for the year ended June 30, 2007 was $1,252,000 or an effective rate of 38.9% compared to income tax expense for the year ended June 30, 2006 of $755,000 or an effective rate of 39.4%. The components of income tax expense are discussed in Note E to the Company’s consolidated financial statements.

Backlog

Our total backlog as of June 30, 2007 was $29,876,000 compared to $20,800,000 at June 30, 2006. As of June 30, 2007, the backlog increased $9,076,000, or 44%, from June 30, 2006. Approximately 75% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that time or at all. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	June 30, 2007	June 30, 2006	$ Change	% Change
Kreisler Industrial	$28,991,000	$20,800,000	$8,191,000	39%
Kreisler Polska	885,000	—	885,000	NA

Total Backlog	$29,876,000	$20,800,000	$9,076,000	44%

Kreisler Polska backlog of 2,469,448 Polish zloty converted at the exchange rate at June 30, 2007

Liquidity and Capital Resources

During fiscal 2007, we primarily relied on our operating cash flow and cash on-hand to fund most capital expenditures and working capital requirements. We also used a capital lease to fund the acquisition of a piece of capital equipment totaling $67,000. The Company anticipates using operating cash flow, cash on-hand and external financial sources such as bank debt and lines of credit for future capital expenditures and working capital requirements.

Our cash and cash equivalents at June 30, 2007 of $5,068,000 increased $1,772,000, or 54%, compared to cash and cash equivalents of $3,296,000 at June 30, 2006. This increase is primarily attributable to faster collection of accounts receivable as part of a February 2007 Supplier Agreement between Kreisler Industrial and Citibank. This program is offered by one of the Company’s customers and provides payments in less than 10 days as compared to approximately 60 days at a discount equal to LIBOR plus 125 basis points (the discount equals approximately 1%). An additional $550,000 is held in short-term investments.

Cash in the amount of $111,000 was restricted as of June 30, 2006 in accordance with the application requirements of an Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”). Kreisler Polska also entered into a line of credit agreement as part of the same application requirements. At June 30, 2006, the outstanding borrowing under this line of credit totaled $55,000 (at June 30, 2006 exchange rates). The line of credit was repaid in full during August 2006 and the restriction on the $111,000 of cash was simultaneously lifted. Through June 30, 2007, we have provided Kreisler Polska with equity investments totaling $2,509,000, and amounts due for provided goods and services totaling $9,000.

Cash provided by operating activities for the year ended June 30, 2007 was $3,780,000 compared to $351,000 for the year ended June 30, 2006. This increase was primarily attributable to:

•	Increased net income of $797,000

•	Increased depreciation and amortization attributable to higher capital expenditures

•	Tax benefits attributable to the exercise of shares under the Company’s 1997 Stock Option Plan

•	Decreased accounts receivable due to quicker payment receipt through the Supplier Agreement between Kreisler Industrial and Citibank

•	Increased accounts payable

•	Receipt of an advance payment totaling $500,000 as part of an MOU between Kreisler Industrial and UTC which is not included in sales

These cash inflows were partially offset by an increase of $2,294,000 in inventory which was partially attributable to the types of products we manufacture as well as for the purchase of additional raw materials to support Kreisler Polska’s machining requirements. Collectively, these items contributed approximately 40% of our inventory growth. We also had a decrease in income taxes payable.

Cash used in investing activities for the year ended June 30, 2007 was $2,004,000 and is primarily attributable to the purchase of capital equipment and short-term investments consisting of corporate fixed income and municipal bonds. Capital acquisitions for fiscal 2007 totaled $1,522,000, of which $1,455,000 was for equipment purchased using our available cash resources and $67,000 was for capital equipment acquired under a capital lease. We believe that adequate liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures by Kreisler Industrial and Kreisler Polska of approximately $1,500,000 for the year ending June 30, 2008. Of this $1,500,000, we expect Kreisler Polska to invest approximately $1,200,000 during fiscal year 2008 for the purchase of capital equipment. To support these purchases, we expect Kreisler Polska to recover a portion of the cost of the fiscal 2008 capital expenditures under the APFC between Kreisler Polska and PEDA. The APFC allows Kreisler Polska to receive additional funding from the PEDA based on anticipated capital expenditures. We expect the program to contribute 40% or a maximum of 1.2 million Polish zloty (approximately $430,000 at the exchange rate as of June 30, 2007) of the total qualified capital expenditure cost of 3.0 million Polish zloty (approximately $1,075,000 at the exchange rate as of June 30, 2007). We expect Kreisler Polska to receive this amount by December 31, 2007.

Cash flows from financing activities for the year ended June 30, 2007 consisted of payments totaling $155,000 for obligations under capital leases and $55,000 for the payment of a line of credit established by Kreisler Polska as part of the application requirements for the APFC. These outflows were partially offset by $118,000 in proceeds from the exercise of 37,501 stock options under the Company’s 1997 Stock Option Plan.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of June 30, 2007 the translation adjustment amounted to $118,000. The net effect after adjusting for a tax expense of $47,000 is an addition to stockholders’ equity of $71,000. Current period realized foreign currency gains and losses are included as part of selling, general and administrative expenses. As of June 30, 2007, this loss amounted to $19,566.

Working capital at June 30, 2007 totaled $11,279,000. We believe this level is sufficient to support our working capital needs during fiscal 2008.

Contractual Obligations

The Company is obligated to make future payments under various contracts such as operating or capital lease agreements. The following table represents the Company’s contractual cash obligations as of June 30, 2007 and the estimated timing of future cash payments:

	Total	FY2008	FY2009	FY2010	FY2011	FY2012	Thereafter
Capital leases	$421,663	$143,579	$143,579	$115,067	$19,438	$—	$—
Operating leases	1,725,075	310,105	324,075	326,226	342,169	338,000	84,500
Environmental(1)	482,330	—	—	467,630	14,700	—	—

Total	$2,629,068	$453,684	$467,654	$908,923	$376,307	$338,000	$84,500

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

Environmental Remediation

With regard to the fixed price environmental remediation agreement between the Company and Resource Control Corporation entered into in June 2001, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. The Company assumes that there will be no future discoveries on the site that will require additional remediation. As of June 30, 2007, the Company consulted with Resource Control Corporation, the company responsible for the fixed price remediation, and concluded that, due to the delayed completion schedule for the remediation, the payment requirements under the fixed price remediation agreement will be made in fiscal 2010 rather than fiscal 2006 as originally estimated in fiscal 2001. The change in the expected timing of the remaining payments under the fixed price remediation agreement resulted in fiscal 2007 and 2006 expenses totaling $18,500 and $41,000, respectively.

Inventory Valuation

Inventory valuation for the periods ending December 31 and June 30 is based on actual physical inventory counts. For the periods ending September 30 and March 31 inventory valuation is based on internal perpetual inventory records. The Company compares the physical inventory valuation for the periods ending December 31 and June 30 with the perpetual inventory record valuation. At June 30, 2007 the comparison resulted in a valuation difference of 2%, which the Company believes is primarily attributable to the material scrap rate percentage. Any substantial variance in the actual material scrap rate percentage could significantly increase or decrease profits due to changes in the costs of goods sold. For the two quarters in which internal perpetual inventory records are used to value inventory, raw materials, work in process and finished goods inventories are allocated based on the same percentage of total inventory that existed at the time of the most recent physical inventory valuation.

The Company periodically evaluates inventory to determine the likely future usage of those items in inventory. As a result, the Company will typically record a charge against inventory that has historical limited usage. The Company also makes judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from the Company. If such future demand requirements are unlikely, the Company will record a charge against inventory. The recorded inventory charges for fiscals 2007 and 2006 totaled approximately $34,000 and approximately $215,000, respectively. During the fourth quarter of fiscal 2006, the Company recorded a charge against inventory of approximately $215,000. This charge amount of approximately $215,000 included a reduction in value of $71,000 for fiscal 2000 through fiscal 2005 inventory items that had already been written-down in value to a nominal amount during each of their respective fiscal years. Beginning with fiscal 2006, we no longer maintained a nominal valuation amount. The recorded inventory charge for fiscal 2006 for inventory items not previously reduced in value was approximately $144,000.

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass to our customers. This is typically when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, the Company has a high degree of certainty, based on historical performance, that the product will be accepted by the customer. The Company’s manufacturing cycle time is typically between two and four weeks.

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

Accounts receivable – trade is net of an allowance for estimated uncollectible accounts of $20,000 and $40,000 at June 30, 2007 and 2006, respectively. The estimated uncollectible accounts receivable amount was decreased on December 31, 2006 from $40,000 to $20,000.

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

Compliance with Environmental Laws

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. The Company also notified its liability insurance carriers, which issued liability policies to the Company during the period from 1959 to 1985 and was reimbursed a total of approximately $2,900,000. The Company does not anticipate any further recoveries. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control

Corporation (“RCC”). At June 30, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $426,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On July 31, 2007, the Company received an update of the remediation status from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $356,000. This is an improvement from an earlier remediation status report from RCC which anticipated a cost overrun of $515,000. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provided coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA, represented a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expired on July 2, 2007 and was not renewed. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated cost increases in the project. The Company monitors the project status and believes that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

ITEM 7.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm are included herein:

Consolidated Balance Sheets – June 30, 2007 and 2006

Consolidated Statements of Operations – Years Ended June 30, 2007 and June 30, 2006

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years Ended June 30, 2007 and June 30, 2006

Consolidated Statements of Cash Flows – Years Ended June 30, 2007 and June 30, 2006

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

June 30,	2007	2006
Assets
Cash and cash equivalents	$5,068,325	$3,295,947
Short-term investments	550,000	—
Accounts receivable - trade (net)	2,366,177	4,480,295
Inventories	5,546,983	3,253,420
Deferred tax asset	96,312	42,654
Other current assets	66,200	109,814

Total current assets	13,693,997	11,182,130

Property, plant, and equipment, net	2,425,098	1,590,879
Deferred tax asset	123,942	238,989

Total non-current assets	2,549,040	1,829,868

	$16,243,037	$13,011,998

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$1,130,990	$819,974
Accrued expenses	520,540	483,030
Deferred revenue	500,000	—
Product warranties	148,185	—
Income taxes payable	—	59,820
Line of credit payable	—	54,810
Obligation under capital leases, current portion	115,731	103,643

Total current liabilities	2,415,446	1,521,277

Obligation under capital leases, net of current portion	258,343	358,193
Accrued environmental costs	426,117	407,577

Total long-term liabilities	684,460	765,770

Commitments and contingencies
Stockholders’ equity
Common stock, $.125 par value; 6,000,000 and 3,000,000 shares authorized at June 30, 2007 and 2006, respectively; 1,867,948 and 1,830,447 shares issued and outstanding at June 30, 2007 and 2006, respectively	233,494	228,806
Additional paid-in capital	909,625	544,716
Retained earnings	11,928,989	9,968,591
Accumulated other comprehensive income (loss)	71,023	(17,162)

Total stockholders’ equity	13,143,131	10,724,951

	$16,243,037	$13,011,998

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2007	2006
Net sales	$23,852,200	$19,723,254
Cost of goods sold	18,897,767	16,575,023
Selling, general and administrative expenses	1,885,423	1,272,901

Total costs and expenses	20,783,190	17,847,924

Income from operations	3,069,010	1,875,330
Interest and other income	199,941	117,758
Interest and other expenses	(57,143)	(74,636)

Income before income tax expense	3,211,808	1,918,452
Income tax expense	(1,251,410)	(755,000)

Net income	$1,960,398	$1,163,452

Earnings per common share:
Net income– basic	$1.06	$0.64
Net income– diluted	$1.04	$0.63
Weighted average common shares – basic	1,842,031	1,827,620
Weighted average common shares – diluted	1,876,781	1,851,355

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2007 and 2006

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances, July 1, 2005	1,826,447	$228,306	$540,216	$8,805,139	$(24,985)	$9,548,676

Comprehensive income:
Net income	—	—	—	1,163,452	—	1,163,452
Foreign currency translation adjustment(1)	—	—	—	—	7,823	7,823

Total comprehensive income	—	—	—	—	—	1,171,275

Exercise of stock options	4,000	500	4,500	—	—	5,000

Balances, June 30, 2006	1,830,447	228,806	544,716	9,968,591	(17,162)	10,724,951

Comprehensive income:
Net income				1,960,398		1,960,398
Foreign currency translation adjustment (2)					88,185	88,185

Total comprehensive income						2,048,583

Exercise of stock options	37,501	4,688	113,523			118,211
Stock-based compensation			54,188			54,188
Tax benefit from exercise of stock options			197,198			197,198

Balances, June 30, 2007	1,867,948	$233,494	$909,625	$11,928,989	$71,023	$13,143,131

(1)	Net of tax benefit of $11,439
(2)	Net of tax expense of $47,348

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2007	2006
Cash Flows From Operating Activities:

Net income	$1,960,398	$1,163,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687,499	471,459
Tax benefit from exercise of stock options	197,198	—
Deferred tax asset	61,389	146,157
Stock-based compensation	54,188	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	2,114,118	(1,278,919)
Inventories	(2,293,563)	(435,526)
Other current assets	43,614	119,737
Accounts payable – trade	311,016	(229,639)
Accrued expenses	37,511	370,194
Deferred revenue	500,000
Product warranties	148,185
Income taxes payable	(59,820)	59,820
Accrued environmental costs	18,540	(35,789)

Net Cash Provided By Operating Activities	3,780,273	350,946

Cash Flows From Investing Activities:
Purchase of short-term investments	(550,000)	—
Purchase of property, plant and equipment	(1,454,478)	(448,697)

Net Cash Used In Investing Activities	(2,004,478)	(448,697)

Cash Flows From Financing Activities:
Repayments of obligations under capital leases	(155,003)	(83,487)
(Repayments of) proceeds from line of credit	(54,810)	54,810
Proceeds from exercise of stock options	118,211	5,000

Net Cash Used In Financing Activities	(91,602)	(23,677)

Effect of foreign currency translation	88,185	7,823

Increase (decrease) in cash and cash equivalents	1,772,378	(113,605)
Cash and cash equivalents, beginning of year	3,295,947	3,409,552

Cash and cash equivalents, end of year	$5,068,325	$3,295,947

Supplemental Disclosure of Cash Flow Information
Cash paid during the years for:
Income taxes	$1,133,450	$552,484
Interest	$57,143	$74,636

Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	$67,241	$122,475

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

A. Operations and Summary of Significant Accounting Policies

Operations

Kreisler Manufacturing Corporation and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o. (“Kreisler Polska”) (collectively, “Kreisler” or the “Company”), manufacture precision metal components and assemblies at facilities located in Elmwood Park, New Jersey and Krakow, Poland primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. These products include tube assemblies of multiple sizes and configurations as well as machined components.

Principles of Consolidation

The consolidated financial statements include the accounts of Kreisler Manufacturing Corporation and its subsidiaries, all of which are wholly-owned. All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This is typically when the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, the Company has a high degree of certainty, based on historical performance, that the product will be accepted by the customer. The Company’s manufacturing cycle time is typically between two and four weeks.

Kreisler Industrial entered into a Memorandum of Understanding (“MOU”) with United Technologies Corporation (“UTC”) for the delivery of F119 engine components. Under the MOU, UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components. As of June 30, 2007, Kreisler Industrial received $500,000 of the $2,000,000 in advance payments. This advance payment was not recognized in fiscal 2007 sales. The Company expects to begin to recognize sales associated with the advance payment starting January 1, 2008. Deferred sales will be recognized based on the difference between the baseline selling price and the actual selling price. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU.

Cash, Cash Equivalents and Short-Term Investments

All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on short-term investments were not material at June 30, 2007

Investments at June 30, 2007 and 2006, respectively, consisted of the following:

Cash, cash equivalents and short-term investments	June 30, 2007	June 30, 2006
Money market and bank deposits	$5,068,325	$3,295,947
Corporate and municipal bonds	550,000	—

Cash, cash equivalents and short-term investments	$5,618,325	$3,295,947

As of June 30, 2007 and 2006, and at various times during the years, balances of cash at financial institutions exceeded the federally insured limit (see Note B to this Form 10-KSB). The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash and cash equivalents.

Accounts Receivable - Trade

Accounts receivable - trade represents uncollateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

Accounts receivable - trade is stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable - trade.

Accounts receivable - trade is presented net of an allowance for estimated uncollectible accounts of $20,000 and $40,000 at June 30, 2007 and 2006, respectively. The estimated uncollectible accounts receivable amount was decreased during fiscal 2007 from $40,000 to $20,000. The decrease of $20,000 is the result of a determination during fiscal 2007 of the status of uncollectible accounts that are unlikely to be collected by the Company. Management may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

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

Foreign Currency Translation

The Company complies with SFAS No. 52, “Foreign Currency Translation,” accordingly balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency transactions denominated in a currency other than the functional currency are included in the statement of operations within selling, general and administrative expenses. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive loss component of the statement of changes in stockholders’ equity and comprehensive income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”. The national currency of the foreign subsidiary is the functional currency.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of the cost of the asset based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. No impairments were identified during the years ended June 30, 2007 and 2006.

Stock-Based Compensation

Prior to fiscal 2007, the Company followed SFAS No. 123 “Accounting for Stock-Based Compensation.” The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effect on net income (loss) had the fair value of the options been expensed. The Company applied APB 25 in accounting for its stock option incentive plans through fiscal 2006.

The following table illustrates the effect on the net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

June 30, 2006
Net income, as reported	$1,163,452
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,000)

Pro forma net income	$1,147,452

Earnings per common share:
Basic – as reported	$0.64
Basic – pro forma	$0.63
Diluted – as reported	$0.63
Diluted – pro forma	$0.62

Beginning July 1, 2006, the Company followed the requirements of SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payments.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The effective date of SFAS No. 123R is the first quarter of the first fiscal year beginning after December 15, 2005. For the Company, this would require compliance for the quarter beginning July 1, 2006. The Company adopted SFAS No. 123R effective July 1, 2006. Based on stock options outstanding at June 30, 2007 or options that vested during fiscal 2007, the Company recognized additional compensation expense of approximately $54,000 for the twelve months ending June 30, 2007. The estimated additional compensation expense for the vesting of all stock options granted through June 30, 2007 is as follows:

Year-ended June 30	Compensation Expense
2008	$153,000
2009	141,000
2010	88,000

Total	$382,000

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis which is not materially different from a first-in, first-out basis.

The Company periodically evaluates inventory to determine the likely future usage of those items in inventory. As a result, the Company will typically record a charge against inventory that has historical limited usage. The Company also makes judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from the Company. If such future demand requirements are unlikely, the Company will record a charge against inventory. During fiscals 2007 and 2006, the Company recorded charges against inventory of approximately $34,000 and $215,000, respectively.

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

Earnings per Common Share

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the consolidated balance sheets.

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

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated statements. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors, the “rollover” approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the “iron curtain” approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. We have adopted SAB 108 in fiscal 2007. Our adoption of SAB 108 did not impact our consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of FIN 48 upon adoption effective in fiscal year 2008.

B. Concentration of Credit Risk

The Company maintains cash balances at several financial institutions. Accounts at each domestic institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 or are provided with up to $500,000 in protection by the Securities Investor Protection Corporation (“SIPC”) should a brokerage firm close due to bankruptcy or other financial difficulties and customer assets are missing. Uninsured FDIC balances approximated $5,658,000 and $1,801,000 at June 30, 2007 and 2006, respectively. The total of uninsured FDIC balances as of June 30, 2007 includes $1,647,000 subject to SIPC. Total balances subject to SIPC totaled $0 at June 30, 2006. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

C. Inventories

Inventories consist of the following at June 30, 2007 and 2006:

	2007	2006
Raw materials	$3,463,696	$1,968,963
Work in process	1,567,170	1,122,269
Finished goods	516,117	162,188

	$5,546,983	$3,253,420

D. Property, Plant, and Equipment, net

Property, plant, and equipment, net consist of the following at June 30, 2007 and 2006:

	2007	2006
Leasehold improvements	$608,448	$280,787
Machinery and equipment	7,634,768	6,440,711

	8,243,216	6,721,498
Less accumulated depreciation and amortization	(5,818,118)	(5,130,619)

	$2,425,098	$1,590,879

At June 30, 2007 machinery and equipment included $586,859 of equipment acquired under capital leases with accumulated depreciation of $225,360. At June 30, 2006 machinery and equipment included $570,545 of equipment acquired under capital leases with accumulated depreciation of $127,140.

Depreciation and amortization expense was $687,499 and $471,459 for the years ended June 30, 2007 and 2006, respectively.

E. Income Taxes

The components of income tax expense/(benefit) as reflected in the Consolidated Statements of Operations for the years ended June 30, 2007 and 2006 are as follows:

	2007	2006
Current tax expense
Federal	$1,169,217	$463,870
State	79,592	149,686

Total current tax expense	1,248,809	613,556

Deferred tax expense/(benefit)
Federal	(58,215)	179,871
State	101,645	(14,017)
Foreign	(40,829)	(24,410)

Total deferred tax expense/(benefit)	2,601	141,444

Income tax expense	$1,251,410	$755,000

The components of income before income tax expense/(benefit) consisted of the following for the years ended June 30, 2007 and 2006 are as follows:

	2007	2006
U.S.	$3,426,693	$2,046,929
International	(214,885)	(128,477)

Total	$3,211,808	$1,918,452

The tax-effected components of deferred income tax assets and liabilities consisted of the following at June 30, 2007 and 2006:

	2007	2006
Accrued environmental costs	$170,447	$163,031
Federal, foreign, and state net operating loss carryforwards	90,830	175,884
Accrued warranty	59,274	—
Other items, net	54,311	58,300

Gross deferred tax assets	374,862	397,215
Valuation allowance	(7,777)	(21,742)

Deferred tax assets	367,085	375,473

Basis difference in fixed assets	82,239	55,817
Other items, net	64,592	38,013

Deferred tax liabilities	146,831	93,830

Net deferred tax assets	$220,254	$281,643

	2007	2006
Net deferred tax assets consist of:
Current deferred tax asset	$96,312	$42,654
Non-current deferred tax asset	123,942	238,989

Net deferred tax asset	$220,254	$281,643

As of June 30, 2007, the Company had approximately $194,000 of state and $437,000 of foreign net operating loss carryforwards. The state and foreign net operating loss carryforwards begin to expire in 2012 and 2010, respectively. There are no federal net operating loss carryforwards. The valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of realization of certain state deferred tax assets related to net operating loss carryforwards.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

	2007	2006
Federal tax computed at statutory rate	$1,092,026	$652,274
State taxes, net of Federal benefit	154,175	84,775
Foreign income taxed at rates other than Federal	32,233	19,272
Other items, net	(27,024)	(1,321)

Income tax expense/(benefit)	$1,251,410	$755,000

F. Line of Credit

On January 28, 2006, Kreisler Polska entered into line of credit agreement with Bank Handlowy w Warszawie (“Bank Handlowy”) in conjunction with the APFA with the PEDA. The repayment of the loan amount of 297,800 Polish zloty (approximately $93,000 at the June 30, 2006 exchange rate) was guaranteed by an interest bearing deposit made by Kreisler Polska with Bank Handlowy totaling $111,000. The outstanding loan balance was paid in full in August 2006 and any restrictions on the balance of the interest bearing deposit were removed. As of June 30, 2007, the Company had no open line of credit agreements.

G. Stock Option Plan

The Company’s Stock Option Plan (the “1997 Plan”) was approved by the shareholders of the Company in November 1997. A maximum of 280,000 shares of the Company’s common stock may be issued under the 1997 Plan. The term for all stock options granted is ten years and optionees vest in the options over a three-year period. In the event of a change of control, as defined in the 1997 Plan, optionees become fully vested in their unexercised options. No stock options may be granted under the 1997 Plan after August 5, 2007.

The purpose of the 1997 Plan is to provide additional incentives to officers, other key employees, directors of, and important consultants to the Company by encouraging them to invest in shares of the Company’s common stock and, thereby, acquire a proprietary interest in the Company and an increased personal interest in the Company’s continued success and progress.

Options under the 1997 Plan may qualify under Section 422 of the Internal Revenue Code (Incentive Stock Options) or options which do not qualify under Section 422 (Nonqualified Options).

The following table summarizes option activity for the years ended June 30, 2007 and 2006:

Stock Option Activity	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	37,501	$3.15	41,501	$2.97

Granted	94,000	$10.83
Exercised	(37,501)	$3.15	(4,000)	$1.25

Outstanding, end of year	94,000	$10.83	37,501	$3.15

Exercisable, end of year	—	—	32,168	$2.85

At June 30, 2007, the weighted average contractual life of the 94,000 options outstanding is ten years.

The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

2007
Fair value per option	$4.72
Assumptions:
Annualized dividend yield	0%
Expected volatility	41.96%
Risk free interest rate	4.625%
Expected option terms (years)	5

Income tax benefits related to the exercise of stock options increased additional paid-in capital by $197,198 in fiscal 2007 in accordance with SFAS No. 109 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

H. Significant Customers and Suppliers

Sales to the Company’s largest customer (a commercial customer) were 57.0% and 58.8% of sales for the years ended June 30, 2007 and 2006, respectively. Sales to the United States Government were 4.7% and 5.7% of sales for the years ended June 30, 2007 and 2006, respectively.

Customer Sales	2007	2006
Commercial customer	$13,593,000	$11,604,000
U.S. Government	$1,118,000	$1,132,000

Accounts receivable from the Company’s largest customer and the United States Government at June 30, 2007 and 2006, respectively, were as follows:

Accounts Receivable	2007	2006
Commercial customer(1)	$255,000	$2,567,000
U.S. Government	$165,000	$99,000

(1)	The decline in accounts receivable is attributable to faster payment of open receivables under the February 2007 Supplier Agreement between Kreisler Industrial and Citibank.

The loss of the Company’s largest customer would have a significant and material impact on the Company’s financial condition.

The Company purchased more than 10% each of its purchased material components used in the products manufactured by the Company from two suppliers during each of the years ended June 30, 2007 and 2006. Alternative suppliers of these components are available to the Company and the loss of this supplier would not have a long-term material impact on the Company’s operations.

I. Commitments and Contingencies

Leases

The Company’s corporate office is located at the Kreisler Industrial Corporation manufacturing facility in Elmwood Park, New Jersey. The Company’s New Jersey location consists of a 52,000 square foot leased facility. Effective July 11, 2006, Kreisler Manufacturing Corporation and Kreisler Industrial Corporation entered into the Extension to Lease Agreement (the “Lease Agreement Extension”) with the facility owner. The Lease Agreement Extension extends the lease term from October 1, 2006 through September 30, 2012. The Company’s Kreisler Polska subsidiary operates from a 10,000 square foot leased facility located in Krakow, Poland. Kreisler Polska’s lease agreement has no lease end date but does require six months notice of cancellation by either party prior.

Future minimum lease commitments for each of the next five years and in the aggregate as of June 30, 2007 are as follows:

	Capital Leases	Operating Leases
Year ending June 30,
2008	$143,579	$310,105
2009	143,579	324,075
2010	115,067	326,226
2011	19,438	342,169
2012	—	338,000
Thereafter	—	84,500

	421,663	$1,725,075

Less amount representing interest	(47,589)

Present value of net minimum capital lease payments	374,074
Less current maturities	(115,731)

Long term capital lease obligation	$258,343

Rent expense for the years ended June 30, 2007 and 2006 amounted to $341,761 and $289,787, respectively.

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

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At June 30, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $426,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On July 31, 2007, the Company received an update of the remediation status from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $356,000. This is an improvement from an earlier remediation status report from RCC which anticipated a cost overrun of $515,000. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provided coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA, represented a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expired on July 2, 2007 and was not renewed. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated remediation cost increases. The Company monitors the project status and believes that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

At June 30, 2007, estimated remediation payments are as follows:

Year Ending June 30,
2008	$—
2009	—
2010	467,630
2011	14,700

482,330
Unamortized discount	(56,213)

$426,117

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

Geographic information regarding the Company’s net sales and long-lived assets is as follows for the years ended June 30, 2007 and 2006:

	United States	Poland	Total
2007
Sales to unaffiliated customers	$23,776,761	$75,439	$23,852,200
Income (loss) from operations	$3,294,330	$(225,320)	$3,069,010
Interest income	$187,954	$11,987	$199,941

Interest expense	$(55,591)	$(1,552)	$(57,143)

Income (loss) before income tax expense	$3,426,693	$(214,885)	$3,211,808

Segment assets	$14,001,670	$2,241,367	$16,243,037
Depreciation	$417,005	$270,494	$687,499

	United States	Poland	Total
2006
Sales to unaffiliated customers	$19,710,990	$12,264	$19,723,254
Income (loss) from operations	$2,001,192	$(125,862)	$1,875,330
Interest income	$116,697	$1,061	$117,758

Interest expense	$70,960	$3,676	$74,636

Income (loss) before income tax expense	$2,046,929	$(128,477)	$1,918,452

Segment assets	$12,419,563	$592,435	$13,011,998
Depreciation	$410,605	$60,854	$471,459

K. Related Party Transactions

On July 1, 2005, the Company and Wallace N. Kelly, Chairman of the Board of the Company, entered into a letter agreement (the “Consulting Agreement”) setting forth the terms of the Company’s engagement of Mr. Kelly to render technical advisory services to the Company in the areas of process engineering, product development, strategic planning, customer and marketing support as directed by the Chief Executive Officer of the Company.

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

For the years ended June 30, 2007 and 2006, the Company paid Mr. Kelly $150,000 and $153,400, respectively for technical advisory services and reimbursed Mr. Kelly $36,000 and $27,000, respectively for his out-of-pocket expenses.

L. Employee Benefit Plan

Beginning April 1, 2005 the Company established an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. All employees, except those covered by a collective bargaining agreement, are eligible to participate in the plan after completing one year of service. The employer may, in its sole discretion, contribute and allocate to each eligible participant’s account a percentage of the participant’s elective deferrals. Matching contributions, if any, shall be determined as of the end of the plan year. No matching contributions were made to the 401(k) plan during the years ended June 30, 2007 and 2006. The plan does not offer employees an option to invest in the shares of the Company.

M. Fiscals 2007 and 2006 Quarterly Financial Results (Unaudited)

Quarterly financial results (unaudited) for fiscals 2007 and 2006 are presented below:

Fiscal 2007 Three Months Ended:	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Fiscal 2007
Net sales	$5,082,985	$6,015,331	$6,247,219	$6,506,665	$23,852,200

Cost of goods sold	4,164,635	4,512,828	5,261,352	4,958,952	18,897,767
Selling, general & administrative expenses	298,596	481,661	540,520	564,646	1,885,423

Total costs and expenses	4,463,231	4,994,489	5,801,872	5,523,598	20,783,190

Income from operations	619,754	1,020,842	445,347	983,067	3,069,010

Interest and other income	48,109	37,314	45,886	68,632	199,941
Interest and other expenses	(13,559)	(17,926)	(6,315)	(19,343)	(57,143)

Income before income tax expense	654,304	1,040,230	484,918	1,032,356	3,211,808

Income tax expense	(262,000)	(433,000)	(176,794)	(379,616)	(1,251,410)

Net income	$392,304	$607,230	$308,124	$652,740	$1,960,398

Fiscal 2006 Three Months Ended:	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Fiscal 2006
Net sales	$4,129,240	$4,427,267	$5,396,317	$5,770,430	$19,723,254

Cost of goods sold	3,551,532	3,653,883	4,379,805	4,989,803	16,575,023
Selling, general & administrative expenses (1)	274,223	301,864	325,618	371,196	1,272,901

Total costs and expenses	3,825,755	3,955,747	4,705,423	5,360,999	17,847,924

Income from operations	303,484	471,520	690,894	409,431	1,875,330

Interest and other income	25,683	29,607	31,970	30,498	117,758
Interest and other expenses (1)	(8,941)	(35,358)	(7,375)	(22,961)	(74,636)

Income before income tax expense	320,226	465,769	715,489	416,968	1,918,452

Income tax expense	(129,600)	(175,975)	(274,261)	(175,164)	(755,000)

Net income	$190,626	$289,794	$441,228	$241,804	$1,163,452

(1)

Prior to March 31, 2006, the Company included interest expense as part of selling, general & administrative expense. The three months ended September 30, 2005 and December 31, 2005 have been adjusted to incorporate the reclassification.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kreisler Manufacturing Corporation

We have audited the accompanying consolidated balance sheets of Kreisler Manufacturing Corporation and Subsidiaries (collectively, the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

Roseland, New Jersey

August 10, 2007

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On March 20, 2006, the Company’s Audit Committee of the Board of Directors engaged Rothstein, Kass & Company, P.C. (“Rothstein Kass”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2006, following the dismissal of Gregory, Sharer & Stuart, P.A. (“Gregory Sharer”), the Company’s prior independent registered public accounting firm. In accordance with Securities and Exchange Commission (“SEC”) regulations, the Company filed Form 8-K/A with the SEC.

Gregory Sharer’s reports on the Company’s consolidated financial statements for either of the fiscal years ended June 30, 2005 and 2004, respectively, did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

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

Gregory Sharer furnished a letter addressed to the SEC stating that Gregory Sharer agreed with the above statements.

During the fiscal years ended June 30, 2005 and 2004, respectively, and through March 20, 2006, neither the Company nor anyone acting on its behalf consulted Rothstein Kass regarding either (1) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (2) any matter that was the subject of a disagreement with Gregory Sharer or event identified in Item 304(a)(1)(iv) of Regulation S-B. The Company provided Rothstein Kass with a copy of the Form 8-K/A prior to filing it with the SEC.

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

There have been no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter (or the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporated by reference to the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

ITEM 10.	EXECUTIVE COMPENSATION

Incorporated by reference to the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

ITEM 13.	EXHIBITS

The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001. (2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Collective Bargaining Union Agreement dated March 29, 2007 between Kreisler Industrial Corporation and Local 377 RWSDU affiliated with AFL-CIO (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006. (6)

10.9	Additional Project Funding Contract dated May 30, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.10	Declaration of a Blank Bill Issuer dated July 24, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.11	Supplier Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007.(8)

10.12	Board of Directors Compensation Plan dated February 13, 2007. (9) +

10.13	Memorandum of Understanding between Kreisler Industrial Corporation and United Technologies Corporation/Pratt & Whitney dated April 20, 2007. (10)

10.15	Fiscal 2007 Bonus Plan. (11) +

10.16	Letter from Gregory, Sharer & Stuart, P.A. to the Securities and Exchange Commission dated March 21, 2006.(12)

11	Statement regarding computation of per share earnings.

14.1	Code of Ethics for Senior Financial Officers. (13)

21	Subsidiaries of the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Audit Committee Charter

99.2	Compensation Committee Charter

99.3	Nominating and Corporate Governance Committee Charter

Footnotes to Exhibits

(1)

Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036) and Amendment to the Certificate of Incorporation of the Company dated December 5, 2006

(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(4)	Incorporated by reference to the registrant’s Form 8-K filed on March 29, 2007
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(6)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(7)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(8)	Incorporated by reference to the registrant’s Form 8-K filed on February 8, 2007
(9)	Incorporated by reference to the registrant’s Form 8-K filed on February 16, 2007
(10)	Incorporated by reference to the registrant’s Form 10-QSB for the three and nine months ended March 31, 2007
(11)	Incorporated by reference to the registrant’s Form 8-K filed on September 5, 2007
(12)	Incorporated by reference to the registrant’s Form 8-K filed on March 23, 2006
(13)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
+	Management contract or compensatory plan or arrangement (5) (9) (11)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: September 25, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael D. Stern	Co-President & Chief Executive Officer,	September 25, 2007
Michael D. Stern	Director (Principal Executive Officer)

/s/ Edward A. Stern	Co-President & Chief Financial Officer	September 25, 2007
Edward A. Stern	(Principal Financial Officer)

/s/ Wallace N. Kelly	Director, Chairman of the Board	September 25, 2007
Wallace N. Kelly

/s/ Ronald Nussle, Jr.	Director	September 25, 2007
Ronald Nussle, Jr.

/s/ John W. Poling	Director	September 25, 2007
John W. Poling

/s/ Richard T. Swope	Director	September 25, 2007
Richard T. Swope

EXHIBIT INDEX

3.1	Certificate of Incorporation, including amendments (1)

3.2	Bylaws (1)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001. (2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Collective Bargaining Union Agreement dated March 29, 2007 between Kreisler Industrial Corporation and Local 377 RWSDU affiliated with AFL-CIO (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006. (6)

10.9	Additional Project Funding Contract dated May 30, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.10	Declaration of a Blank Bill Issuer dated July 24, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.11	Supplier Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007.(8)

10.12	Board of Directors Compensation Plan dated February 13, 2007. (9) +

10.13	Memorandum of Understanding between Kreisler Industrial Corporation and United Technologies Corporation/Pratt & Whitney dated April 20, 2007. (10)

10.15	Fiscal 2007 Bonus Plan. (11) +

10.16	Letter from Gregory, Sharer & Stuart, P.A. to the Securities and Exchange Commission dated March 21, 2006.(12)

11	Statement regarding computation of per share earnings.

14.1	Code of Ethics for Senior Financial Officers. (13)

21	Subsidiaries of the registrant.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Audit Committee Charter

99.2	Compensation Committee Charter

99.3	Nominating and Corporate Governance Committee Charter

Footnotes to Exhibits

(1)

Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036) and Amendment to the Certificate of Incorporation of the Company dated December 5, 2006

(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(4)	Incorporated by reference to the registrant’s Form 8-K filed on March 29, 2007
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(6)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(7)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(8)	Incorporated by reference to the registrant’s Form 8-K filed on February 8, 2007
(9)	Incorporated by reference to the registrant’s Form 8-K filed on February 16, 2007
(10)	Incorporated by reference to the registrant’s Form 10-QSB for the three and nine months ended March 31, 2007
(11)	Incorporated by reference to the registrant’s Form 8-K filed on September 5, 2007
(12)	Incorporated by reference to the registrant’s Form 8-K filed on March 23, 2006
(13)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
+	Management contract or compensatory plan or arrangement (5) (9) (11)