Form 10KSB/A
period 2007-06-30
KREISLER MANUFACTURING CORP
filed 2007-10-29
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 0-4036

Kreisler Manufacturing Corporation

(Name of small business issuer in its charter)

Delaware	22-1047792
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer is approximately $18,783,805.(1)

The number of shares of Common Stock outstanding as of June 30, 2007 was 1,867,948 shares.

Transitional Small Business Disclosure Format (check one)     ☐  Yes    ☒  No

(1)

The aggregate dollar amount of the voting and non-voting common equity stock set forth equals the number of shares of common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s common stock, multiplied by the last closing price for the common stock as quoted on the NASDAQ Capital Market on September 20, 2007. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

EXPLANATORY NOTE

Kreisler Manufacturing Corporation is filing this Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 (“Form 10-KSB/A”) to include the information required in Part III of Form 10-KSB. The information required by Items 9 through 14 (other than Item 13) of Part III is no longer being incorporated by reference to Kreisler Manufacturing Corporation’s definitive proxy statement relating to the 2007 Annual Meeting of Stockholders. In addition, Item 13 of Part III is being amended to include certain additional exhibits and currently dated certifications from Kreisler Manufacturing Corporation’s Chief Executive Office and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, with respect to this Form 10-KSB/A. This amendment is not intended to update other information presented in the Form 10-KSB as originally filed (the “Original Filing”). Accordingly, this amendment should be read in conjunction with other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

Unless otherwise indicated, or the context requires otherwise, reference in this Form 10-KSB/A to “Kreisler,” “we,” “us,” and “our” or similar terms are to Kreisler Manufacturing Corporation and its subsidiaries.

ANNUAL REPORT ON FORM 10-KSB/A

KREISLER MANUFACTURING CORPORATION

FORWARD-LOOKING STATEMENTS

Certain oral statements made by our management from time to time and certain statements contained herein or in other periodic reports filed by us with the Securities and Exchange Commission, referred to as the “SEC,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” with respect to our results of operations and our business. All such statements, other than statements of historical facts, including those regarding market trends, our financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will, “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology.

These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent our current judgment. We disclaim any intent or obligation to update our forward-looking statements. Because forward-looking statements involve risks and uncertainties, our actual results could differ materially from those set forth in or underlying the forward-looking statements.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General Information

The following table sets forth information concerning our directors and executive officers:

Name	Position Held at Kreisler	Director of Kreisler Since	Age as of October 24, 2007
Wallace N. Kelly	Chairman of the Board and Consultant to Kreisler	2004	68

Ronald L. Nussle, Jr.(1)	Director	2004	44

John W. Poling(1)(2)	Director	2003	62

Edward A. Stern	Co-President, Chief Financial Officer, Secretary and Treasurer of Kreisler and Kreisler Industrial Corporation, a subsidiary of Kreisler. Mr. Stern is also Vice President of the Management Board of Directors of Kreisler Polska Sp. z o.o, a Polish subsidiary of Kreisler.	N/A	46

Michael D. Stern	Co-President, Chief Executive Officer and Director of Kreisler and Kreisler Industrial Corporation. Mr. Stern is also President of the Management Board of Directors of Kreisler Polska Sp. z.o.o., Kreisler’s Polish subsidiary.	2004	41

Richard T. Swope(1)	Director	2007	65

(1)	An independent director and a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee
(2)	Audit Committee Financial Expert

The business experience of our directors and executive officers is set forth below:

Wallace N. Kelly joined Kreisler in February 2000. Mr. Kelly has served as Chairman of the Board of Kreisler since June 2004 and as a Consultant to Kreisler since July 1, 2005. Mr. Kelly was Executive Vice President and Chief Operations Officer of Kreisler from February 2000 until October 2003. Mr. Kelly was a technical advisor to Kreisler from November 2003 through June 2005. Mr. Kelly was an engineering consultant in the aerospace industry, including Kreisler Industrial Corporation, between 1993 and 2000. From 1988 to 1993, Mr. Kelly was an Executive Vice President for Chromalloy Gas Turbine Corporation, a corporation specializing in the manufacturing and repair of gas turbine components. From 1961 to 1988, Mr. Kelly held various design and development engineering positions with the Pratt and Whitney Division of United Technologies Corporation and GE Aircraft Engines, both aircraft research, development, and manufacturing corporations. Mr. Kelly graduated with a Bachelor of Science in Mechanical Engineering degree from Michigan Technological University.

Ronald L. Nussle, Jr. joined Kreisler’s Board of Directors in October 2004. Mr. Nussle has been the Chief Operating Officer of iPurity, Inc., a Silicon-Valley based company which installs high-purity process equipment for Semiconductor and Bio/Pharmaceutical industries, since January 2007. Mr. Nussle has also been the President of ICR Enterprises, LLC, a Supply-Chain consulting and software firm located in California, since August 2004. Mr. Nussle was Managing Director of Global Materials and Supply Chain at Lam Research Corporation, a supplier of wafer fabrication equipment and services for the semiconductor industry, from 2001 to 2004. Prior to joining Lam Research Corporation, Mr. Nussle was Senior Director of Strategic Supply Management for Cessna Aircraft Company, an aircraft manufacturer, for three years. Mr. Nussle spent 12 years at Honeywell Aerospace, an aerospace product designer and manufacturer, in engineering, operations and program management positions. Mr. Nussle graduated with a Bachelor of Science in mechanical engineering from Arizona State University. Mr. Nussle also serves on the Industry Advisory Board for the MBA in Supply Chain Management program at Arizona State University and is a regular magazine contributor on operations, outsourcing and supply chain best-practices for Purchasing Magazine. Mr. Nussle is the author of Integrated Cost Reduction (Reed Press 2004).

John W. Poling joined Kreisler’s Board of Directors in August 2003. Mr. Poling has been a senior financial executive in manufacturing, industrial services and environmental construction, consulting and engineering for over 30 years. He currently provides independent financial consulting and advisory services to both public and private companies. From November 2004 to July 2006, Mr. Poling was Executive Vice President and Chief Financial Officer and from July 2006 to March 2007, Mr. Poling was Executive Vice President for Corporate Development of The TUBE Media Corp., an entertainment company composed of a music television channel and a music recording business. Mr. Poling has also served on its Board of Directors since April 2004. From December 2002 to November 2004, he was a partner with Tatum Partners, LLP, a provider of financial and information technology services to both public and private companies. Prior to joining Tatum Partners, LLP, Mr. Poling served as Chief Financial Officer of U.S. Plastic Lumber Corp., a manufacturer and distributor of recycled plastic lumber products, from March 1999 to November 2002. In July of 2004, U.S. Plastic Lumber Corp. filed for protection under the federal bankruptcy laws. Mr. Poling served as Vice President of Finance for Eastern Environmental Services, Inc., a collection and disposal company for municipal and industrial waste, from 1996 to 1999. Mr. Poling also serves on the Board of Directors for System One Technologies, Inc., a manufacturer and distributor of self-contained recycling parts washers, and American Ecology Inc., a hazardous and nuclear waste treatment and disposal company. Mr. Poling received a Bachelor of Science degree in accounting from Rutgers University.

Edward A. Stern joined our production control department in 1991 and has served as Co-President, Chief Financial Officer, Secretary and Treasurer of Kreisler since June 2004 and of Kreisler Industrial Corporation since September 2004. Mr. Stern also serves as Vice President of the Management Board of Directors of Kreisler Polska Sp. z o.o. Mr. Stern was Vice President – Administration of Kreisler Industrial Corporation from 1993 to 2004. Prior to joining Kreisler, Mr. Stern’s experience included five years with American Airlines, the world’s largest airline, in the Corporate Finance and Financial Analysis areas. Mr. Stern graduated with a Master of Business Administration in finance and accounting from the Kellogg School of Management of Northwestern University and a Bachelor of Arts in economics from Emory University. Mr. Stern is the brother of Michael D. Stern, Kreisler’s director, Co-President and Chief Executive Officer.

Michael D. Stern joined the sales department of Kreisler Industrial Corporation in 1990 and has served as Co-President and Chief Executive Officer of Kreisler since June 2004 and of Kreisler Industrial Corporation since September 2004. Mr. Stern became

President of the Management Board of Directors of Kreisler Polska Sp. z o.o. in March 2005. Mr. Stern joined Kreisler’s Board of Directors in October 2004. Mr. Stern was Vice President – Operations of Kreisler Industrial Corporation from 1993 to 2004. Mr. Stern graduated with a Bachelor of Arts in economics from Emory University. Mr. Stern is the brother of Edward A. Stern, Kreisler’s Co-President, Chief Financial Officer, Secretary and Treasurer.

Richard T. Swope joined Kreisler’s Board of Directors in February 2007. General Swope was a U.S. Air Force Officer for 34 years and retired as a Lieutenant General in 1998. General Swope’s last active duty assignment was as Inspector General of the Air Force. General Swope is currently Vice President, Air Force Programs at Cypress International Inc., a defense consulting firm. General Swope is also a member of Cypress International’s Board of Directors. Prior to joining Cypress International in June 2004, General Swope was Vice President, Air Force Programs, at Lockheed Martin Corporation, a lead systems integrator and information technology company, from January 1999 to May 2004. General Swope is also a member of the Board of Directors of American Ecology Corporation, which provides radioactive, PCB, hazardous, and non-hazardous waste services to commercial and government customers throughout the United States; General Swope is Chairman of the Governance Committee and member of the Compensation and Audit Committees.

Audit Committee

We have a separately-designated Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Ron Nussle, Jr., John W. Poling, and Richard T. Swope. Mr. Poling serves as the Chairman of the Audit Committee.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one member of the Audit Committee, Mr. Poling, is an audit committee financial expert. Mr. Poling is independent as that term is defined in the NASDAQ listing standards.

Code of Ethics

Our Board of Directors adopted the Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer (i.e., the principal executive officer), Chief Financial Officer (i.e., the principal financial officer), Principal Accounting Officer, Controller and any other person performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14 to our Current Report on Form 8-K filed with the SEC on October 26, 2006 and is incorporated by reference as an exhibit to the Annual Report on
Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock to file with the SEC an initial statement of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Form 4), of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such forms furnished to us and written representations that no other forms were required during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, with the following exceptions: (a) Wallace N. Kelly untimely filed a Form 4 reporting the exercise of stock options and (b) Ronald Nussle Jr. untimely filed a Form 3 in connection with his initial statement of beneficial ownership of Kreisler’s securities.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to Kreisler’s Chief Executive Officer and Kreisler’s most highly compensated executive officer, who we refer to as the “named executive officers,” for services rendered in all capacities to Kreisler and Kreisler’s subsidiaries during Kreisler’s fiscal years ended June 30, 2006 and 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Edward A. Stern, Co-President,	2007	161,684	(3)	78,750	8,903	8,624	(4)	257,961
Chief Financial Officer, Secretary, and Treasurer(2)	2006	135,673		57,750	—	3,413		196,836

Michael D. Stern, Co-President,	2007	161,684	(3)	78,750	8,903	8,624	(4)	257,961
Chief Executive Officer, and Director(5)	2006	135,673		57,750	—	1,506		194,929

(1)	The amounts are valued based on the amount recognized in fiscal 2007 for financial statement reporting purposes for stock awards pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, excluding an estimate of forfeitures related to service-based vesting conditions in accordance with the rules of the SEC. See “Note A. Operations and Summary of Significant Accounting Policies – Stock-Based Compensation” and “Note G. Stock Option Plan” in our Notes to Consolidated Financial Statements included in the original Form 10-KSB for a discussion of the relevant assumptions used in calculating fair value. This amount includes options only granted in fiscal 2007.
(2)	Edward A. Stern is also Chief Financial Officer, Secretary, Treasurer and Director of Kreisler Industrial Corporation and Vice President of the Management Board of Directors of Kreisler Polska Sp. z o.o.
(3)	Includes $18,270 which was issued pursuant to an award granted under the 1997 Stock Option Plan. This amount represents 25% of the product of 4,000 options exercised on February 26, 2007, multiplied by the product of the per share closing price of the common stock on the exercise date ($19.52) minus the exercise price per share of such options ($1.25).
(4)	Represents (i) $4,875 of an annual automobile allowance provided by us and (ii) $3,749 in health insurance cost contributions paid by us.
(5)	Michael D. Stern is also Co-President, Chief Executive Officer and Director of Kreisler Industrial Corporation and President of the Management Board of Directors of Kreisler Polska Sp. z o.o.

1997 Stock Option Plan. On November 25, 1997, the 1997 Stock Option Plan, which we refer to as the “1997 Plan,” was approved at the Annual Meeting of Stockholders. A maximum of 280,000 shares of Kreisler’s common stock may be issued under the 1997 Plan. The term for all stock options granted is ten years and options vest over a three-year period. In the event of a change in control, as defined in the 1997 Plan, all unexercised options become fully vested. No stock options could be granted under the 1997 plan after August 5, 2007. In fiscal year 2007, stock option awards were granted to named executive officers and directors under the 1997 Plan. On February 13, 2007, Michael D. Stern and Edward A. Stern were each awarded an option to purchase 21,000 shares of our common stock under our 1997 Stock Option Plan, at an exercise price of $10.83 per share. The option vests in three equal installments beginning on February 13, 2008, and expires February 12, 2017. See “- Compensation of Directors” for information on options granted to directors.

Bonus Plans. On May 7, 2007, the Compensation Committee of the Board of Directors approved our Fiscal Year 2007 Bonus Plan, which provided for a potential cash bonus of up to 60% of the salary that Michael D. Stern and Edward A. Stern may earn. These bonuses were earned upon the satisfaction of non-financial and financial objectives previously set by the Compensation Committee, including objectives for corporate profitability, top line growth, accreditation and compliance, health and safety, customer quality and delivery performance. On August 28, 2007, the Compensation Committee approved cash bonuses under the Fiscal Year 2007 Bonus Plan of $78,750 to each of Michael D. Stern and Edward A. Stern.

On March 30, 2006, the Compensation Committee of the Board of Directors approved our Fiscal Year 2006 Bonus Plan, which provided for a potential cash bonus of up to 50% of the salary that Michael D. Stern and Edward A. Stern could have earned. These bonuses were earned upon the satisfaction of non-financial and financial objectives. On September 12, 2006, the Compensation Committee approved cash bonuses under the Fiscal Year 2006 Bonus Plan of $57,750 to each of Michael D. Stern and Edward A. Stern.

Base Salary. On February 13, 2007, the Compensation Committee of the Board of Directors recommended and the Board of Directors approved a salary increase for Michael D. Stern and Edward A. Stern, from $137,500 per year to $150,000 per year. This salary increase was effective on February 25, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards held at the end of the fiscal year ended June 30, 2007 by the named executive officers.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Edward A. Stern, Co-President, Chief Financial Officer, Secretary, and Treasurer	0	21,000	(2)	10.83	02/12/2017

Michael D. Stern, Co-President, Chief Executive Officer, and Director	0	21,000	(2)	10.83	02/12/2017

(1)	Represents options granted under our 1997 Plan.
(2)	Option to purchase 21,000 shares of Kreisler’s common stock granted on February 13, 2007 at an exercise price of $10.83, vesting in three equal annual installments beginning on February 13, 2008.

Compensation of Directors

The following table sets forth the compensation earned by each of our non-employee directors during the fiscal year ended June 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Wallace N. Kelly(2)	—	3,392	150,000	153,392

Ronald L. Nussle, Jr. (3)	14,000	5,087	—	19,087

John W. Poling(4)	19,000	10,406	—	29,406

Richard T. Swope(5)	10,750	3,392	—	14,142

Michael Goldberg(6)	—	7,014	—	7,014

(1)	The amounts are valued based on the amount recognized in fiscal 2007 for financial statement reporting purposes for stock awards pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, excluding an estimate of forfeitures related to service-based vesting conditions in accordance with the rules of the SEC. See “Note A. Operations and Summary of Significant Accounting Policies – Stock-Based Compensation” and “Note G. Stock Option Plan” in our Notes to Consolidated Financial Statements included in the original Form 10-KSB for a discussion of the relevant assumptions used in calculating fair value. This amount includes options granted only in fiscal 2007, except for a portion of options granted to Mr. Poling in December 2003 which vested in fiscal 2007.
(2)	At the end of Fiscal Year 2007, Mr. Kelly had 8,000 options outstanding.
(3)	At the end of Fiscal Year 2007, Mr. Nussle had 12,000 options outstanding.
(4)	At the end of Fiscal Year 2007, Mr. Poling had 8,000 options outstanding.
(5)	At the end of Fiscal Year 2007, General Swope had 8,000 options outstanding.
(6)	At the end of Fiscal Year 2007, Mr. Goldberg had no options outstanding. Mr. Goldberg’s service as a director of Kreisler ended on December 5, 2006.

General. Each director of Kreisler who is not an officer receives a fee of $10,000 per year and is entitled to the reimbursement of reasonable out-of-pocket expenses. The Chairman of the Audit Committee receives a fee of $5,000 per year. The Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receive a fee of $2,500 per year. Each member of the Board of Directors will be paid $750 for each meeting attended in-person and $250 for each meeting attended telephonically, up to an annual maximum of $3,500. Directors who are our employees or consultants do not receive additional compensation for their services as our directors.

Consulting Agreement with Mr. Kelly. On July 1, 2005, Kreisler and Mr. Kelly, Chairman of the Board of Directors, entered into a letter agreement, referred to as the “consulting agreement.” The consulting agreement set forth the terms of our engagement of Mr. Kelly to render technical advisory services to Kreisler in the areas of process engineering, product development, strategic planning, and customer and marketing support, as directed by our Chief Executive Officer.

We agreed to pay Mr. Kelly $1,000 for each full (eight hours or greater) day that he performs such services during the term of the consulting agreement. For days that Mr. Kelly performs the services during less than eight hours, the fee will be based on the fraction of actual hours during which the services were performed.

We will also reimburse Mr. Kelly for all reasonable out-of-pocket expenses incurred during the term of the consulting agreement. These include, but are not limited to, Mr. Kelly’s commute to or from his home residence, living expenses while on site in New Jersey, and certain business travel and entertainment expenses.

The consulting agreement became effective on July 1, 2005 and continues until thirty days following a written termination notice sent by either party to the consulting agreement. See “Item 12. Transactions with Related Persons” for information about payments to Mr. Kelly pursuant to the Consulting Agreement.

1997 Stock Option Plan. See “Item 10. Executive Compensation – Summary Compensation Table – 1997 Stock Option Plan” for a discussion of the 1997 Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

See “Item 5. Market for Common Equity and Related Stockholder Matters” in the original Form 10-KSB for equity compensation plan information as of June 30, 2007.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 23, 2007, certain information with respect to the beneficial ownership of the common stock (i) by each person who is known by us to be the beneficial owner of more than 5% of the common stock, (ii) by each of our directors, (iii) by each of our named executive officers, as defined in “Item 10. Executive Compensation,” and (iv) by all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class(2)
Wallace N. Kelly	693,935	(3)	37.2%

Ronald L. Nussle, Jr.	—		*

John W. Poling	—		*

Edward A. Stern	31,567		1.7%

Michael D. Stern	31,563		1.7%

Richard T. Swope	—		*

All directors and executive officers of Kreisler as a group (6 persons)	757,065		40.5%

*	Less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations of the Securities and Exchange Commission, referred to as the “SEC.” The beneficially owned securities include securities as to which the individual or entity has or shares voting or investment power or has the right to acquire voting or investment power within 60 days after October 23, 2007. Beneficial ownership may be disclaimed as to certain of the securities. Unless indicated otherwise, the business address of the beneficial owners who are Kreisler directors and executive officers is c/o Kreisler Manufacturing Corporation, 180 Van Riper Avenue, Elmwood Park, New Jersey 07407.
(2)	Percent of class is based on 1,867,948 shares outstanding as of October 24, 2007.
(3)	Includes 10,667 shares directly owned by Mr. Kelly and 683,268 shares held in a trust established under the will of Lucile Stern for the benefit of Edward A. Stern, Michael D. Stern, Jody L. Stern and Jeffery R. Stern. Mr. Kelly serves as the sole trustee of this trust and has sole voting and investment power over the shares in the trust.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

A supplemental agreement was entered into by Kreisler and Mr. Kelly in July 2003 with respect to his continued services to Kreisler. Since June 2004, Mr. Kelly has served as the Chairman of our Board of Directors. From November 2003 until June 2005, Mr. Kelly was employed by us as a technical advisor. Pursuant to the consulting agreement, Mr. Kelly has served as a consultant to Kreisler since July 1, 2005. In this position, Mr. Kelly provides us consulting services in the areas of process engineering, product development, strategic planning, and customer and marketing support. During our fiscal years ended June 30, 2007 and 2006, we paid $150,000 and $153,400 to Mr. Kelly and reimbursed Mr. Kelly $36,000 and $27,000 for his out of pocket expenses, respectively. See “Item 10. Executive Compensation—Compensation of Directors – Consulting Agreement with Mr. Kelly” for a description of the consulting agreement.

Director Independence

Our Board of Directors has determined that Ronald L. Nussle, Jr., John W. Poling, and Richard T. Swope are independent pursuant to NASDAQ listing standards.

ITEM 13.	EXHIBITS

The exhibits filed as part of this Form 10-KSB/A are listed below.

3.1.1	Certificate of Incorporation, including Amendment of Certificate of Incorporation adopted November 26, 1991.(1)

3.1.2	Amendment of Certificate of Incorporation adopted March 10, 1969.(2)

3.1.3	Amendment of Certificate of Incorporation adopted December 8, 1997.(2)

3.2	Bylaws.(1)

10.1	1997 Stock Option Plan.(1)+

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000.(3)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001.(3)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.(3)+

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement.(4)

10.6.1	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003.(5)

10.6.2	Collective Bargaining Union Agreement dated March 29, 2007 between Kreisler Industrial Corporation and Local 377, RWSDU, affiliated with AFL-CIO.(6)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly.(7)+

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006.(8)

10.9	Declaration of a Blank Bill Issuer and Additional Project Funding Agreement between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency.(9)

10.11	Supplied Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007.(10)

10.12	Board of Directors Compensation Plan dated February 13, 2007.(11)

10.13	Memorandum of Understanding between Kreisler Industrial Corporation and United Technologies Corporation/Pratt & Whitney dated April 20, 2007.(12)

10.15	Fiscal 2007 Bonus Plan.(13)+

10.16	Letter from Gregory, Sharer & Stuart, P.A. to the Securities and Exchange Commission dated March 21, 2006.(14)

11	Statement regarding computation of per share earnings.*

14.1	Code of Ethics for Senior Financial Officers.(15)

21	Subsidiaries of the registrant.*

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

99.1	Audit Committee Charter.*

99.2	Compensation Committee Charter.*

99.2	Nominating and Corporate Governance Committee Charter.*

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB/A for the year ended June 30, 2006
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(4)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(5)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(6)	Incorporated by reference to the registrant’s Form 8-K filed on March 29, 2007
(7)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(8)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(9)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(10)	Incorporated by reference to the registrant’s Form 8-K filed on February 8, 2007
(11)	Incorporated by reference to the registrant’s Form 8-K filed on February 16, 2007
(12)	Incorporated by reference to the registrant’s Form 10-QSB for the three and nine months ended March 31, 2007
(13)	Incorporated by reference to the registrant’s Form 8-K filed on May 7, 2007
(14)	Incorporated by reference to the registrant’s Form 8-K filed on March 23, 2006
(15)	Incorporated by reference to the registrant’s Form 8-K filed on October 26, 2006
*	Previously filed with the Form 10-KSB filed on September 25, 2007
+	Compensatory plan or arrangement

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

The Audit Committee of the Board of Directors engaged Rothstein, Kass & Company, P.C., referred to as “Rothstein Kass,” an independent registered public accounting firm, to serve as our independent auditors for the fiscal year ended June 30, 2007. The Audit Committee has engaged Rothstein Kass to serve as independent auditors for the first three quarters of fiscal year ending June 30, 2008 and expects to engage Rothstein Kass to serve as Kreisler’s independent auditors for the fiscal year ending June 30, 2008.

Prior to March 20, 2006, Gregory, Sharer & Stuart, P.A., referred to as “Gregory Sharer,” served as our independent auditors for the year ended June 30, 2005. On March 20, 2006, the Audit Committee of the Board of Directors of Kreisler dismissed Gregory Sharer as our independent registered public accounting firm. Gregory Sharer’s reports on our consolidated financial statements for either of the two fiscal years ended June 30, 2005 and 2004, respectively, did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our financial statements for each of the fiscal years ended June 30, 2005 and June 30, 2004 and through March 20, 2006, there were no disagreements between us and Gregory Sharer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Gregory Sharer, would have caused Gregory Sharer to make reference to the subject matter of the disagreement in connection with its report on our consolidated financial statements for such fiscal years.

During the two most recent fiscal years ended June 30, 2007 and 2006, respectively, there have been no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

During the fiscal years ended June 30, 2007 and 2006, neither us nor anyone acting on our behalf consulted Rothstein Kass regarding either (1) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our consolidated financial statements or (2) any matter that was the subject of a disagreement with Gregory Sharer or event identified in Item 304(a)(1)(iv) of Regulation S-B.

Pre-Approval Policies

To help ensure the independence of our independent registered public accounting firm, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

The Audit Committee has considered and determined that the services provided by Rothstein Kass are compatible with Rothstein Kass maintaining its independence. The Audit Committee pre-approved all services provided by Rothstein Kass and Gregory Sharer described below.

Services provided by Rothstein Kass and Gregory Sharer

The fees paid to Rothstein Kass and Gregory Sharer are disclosed in the table below:

Year ended June 30,	2007	2006
Audit Fees
Rothstein Kass	$104,000	$78,000
Gregory Sharer		$85,722
Audit-Related Fees
Rothstein Kass	$5,600	0
Gregory Sharer		0
Tax Fees
Rothstein Kass	0	0
Gregory Sharer		$30,173
All Other Fees
Rothstein Kass	$1,900	0
Gregory Sharer		$3,977
Total Fees

Rothstein Kass	$109,600	$78,000

Gregory Sharer		$120,412

The total fees paid to Rothstein Kass for the fiscal years ended June 30, 2007 and June 30, 2006 totaled $109,600 and $78,000, respectively. The total fees paid to Gregory Sharer for the fiscal year ended June 30, 2006 totaled $120,412.

Audit Fees. Represent the aggregate fees billed by Rothstein Kass or Gregory Sharer for professional services for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB filings and services that are normally provided in connection with the statutory and regulatory filings and engagements.

Audit-Related Fees. Represent the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not disclosed under “Audit Fees” above.

Tax Fees. Represent the aggregate fees billed by Gregory Sharer for professional services rendered for tax compliance, tax advice and tax planning. The tax fees paid to Gregory Sharer were primarily for the preparation of tax returns and other tax-related documentation as well as fees associated with the Notice of Assessment received from the New Jersey Division of Taxation.

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

Date: October 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael D. Stern	Co-President & Chief Executive Officer, Director (Principal Executive Officer)	October 29, 2007
Michael D. Stern

/s/ Edward A. Stern	Co-President & Chief Financial Officer (Principal Financial Officer)	October 29, 2007
Edward A. Stern

/s/ Wallace N. Kelly	Director, Chairman of the Board	October 29, 2007
Wallace N. Kelly

/s/ John W. Poling	Director	October 29, 2007
John W. Poling

/s/ Ronald Nussle, Jr.	Director	October 29, 2007
Ronald Nussle, Jr.

/s/ Richard T. Swope	Director	October 29, 2007
Richard T. Swope

EXHIBIT INDEX

3.1.1	Certificate of Incorporation, including Amendment of Certificate of Incorporation adopted November 26, 1991.(1)

3.1.2	Amendment of Certificate of Incorporation adopted March 10, 1969.(2)

3.1.3	Amendment of Certificate of Incorporation adopted December 8, 1997.(2)

3.2	Bylaws.(1)

10.1	1997 Stock Option Plan.(1)+

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000.(3)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001.(3)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001.(3)+

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement.(4)

10.6.1	Union Agreement between Kreisler Industrial Corporation, a Division of Kreisler Manufacturing Corporation, and Local 377, RWSDU, affiliated with AFL-CIO dated December 5, 2003.(5)

10.6.2	Collective Bargaining Union Agreement dated March 29, 2007 between Kreisler Industrial Corporation and Local 377, RWSDU, affiliated with AFL-CIO.(6)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly.(7)+

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006.(8)

10.9	Declaration of a Blank Bill Issuer and Additional Project Funding Agreement between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency.(9)

10.11	Supplied Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007.(10)

10.12	Board of Directors Compensation Plan dated February 13, 2007.(11)

10.13	Memorandum of Understanding between Kreisler Industrial Corporation and United Technologies Corporation/Pratt & Whitney dated April 20, 2007.(12)

10.15	Fiscal 2007 Bonus Plan.(13)+

10.16	Letter from Gregory, Sharer & Stuart, P.A. to the Securities and Exchange Commission dated March 21, 2006.(14)

11	Statement regarding computation of per share earnings.*

14.1	Code of Ethics for Senior Financial Officers.(15)

21	Subsidiaries of the registrant.*

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

99.1	Audit Committee Charter.*

99.2	Compensation Committee Charter.*

99.2	Nominating and Corporate Governance Committee Charter.*

(1)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036)
(2)	Incorporated by reference to the registrant’s Form 10-KSB/A for the year ended June 30, 2006
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001
(4)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004
(5)	Incorporated by reference to the registrant’s Form 10-QSB for the quarter ended March 31, 2004
(6)	Incorporated by reference to the registrant’s Form 8-K filed on March 29, 2007
(7)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005
(8)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(9)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006
(10)	Incorporated by reference to the registrant’s Form 8-K filed on February 8, 2007
(11)	Incorporated by reference to the registrant’s Form 8-K filed on February 16, 2007
(12)	Incorporated by reference to the registrant’s Form 10-QSB for the three and nine months ended March 31, 2007
(13)	Incorporated by reference to the registrant’s Form 8-K filed on May 7, 2007
(14)	Incorporated by reference to the registrant’s Form 8-K filed on March 23, 2006
(15)	Incorporated by reference to the registrant’s Form 8-K filed on October 26, 2006
*	Previously filed with the Form 10-KSB filed on September 25, 2007
+	Compensatory plan or arrangement