Form 10QSB
period 2007-09-30
KREISLER MANUFACTURING CORP
filed 2007-11-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer’s common stock, par value $.125 per share, as of November 13, 2007, was 1,867,948 shares.

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

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) 9/30/2007	6/30/2007
Assets
Cash and cash equivalents	$6,297,104	$5,068,325
Short-term investments	550,000	550,000
Accounts receivable – trade, net (net of $20,000 allowance for uncollectible accounts at September 30, 2007 and June 30, 2007)	2,778,760	2,366,177
Inventories	5,588,985	5,546,983
Deferred tax asset	9,754	96,312
Other current assets	337,097	66,200

Total current assets	15,561,700	13,693,997

Property, plant and equipment, net	1,939,473	2,425,098
Deferred tax asset	123,942	123,942

Total non-current assets	2,063,415	2,549,040

TOTAL ASSETS	$17,625,115	$16,243,037

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$1,312,024	$1,130,990
Accrued expenses	542,436	520,540
Deferred revenue	948,000	500,000
Product warranties	43,391	148,185
Income taxes payable	266,029	—
Obligations under capital leases, current portion	120,389	115,731

Total current liabilities	3,232,269	2,415,446

Obligations under capital leases, net of current portion	225,044	258,343
Accrued environmental cost	430,790	426,117
Total long-term liabilities	655,834	684,460
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.125 par value – 6,000,000 shares authorized; 1,867,948 shares issued and outstanding at September 30, 2007 and June 30, 2007	233,494	233,494
Additional paid-in capital	949,786	909,625
Retained earnings	12,415,749	11,928,989
Accumulated other comprehensive income	137,983	71,023

Total stockholders’ equity	13,737,012	13,143,131

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$17,625,115	$16,243,037

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended September 30,	2007	2006
Net sales	$6,696,947	$5,082,985

Cost of goods sold	5,448,461	4,164,635
Selling, general and administrative expenses	485,144	298,596

Total costs and expenses	5,933,605	4,463,231

Income from operations	763,342	619,754

Interest and other income	63,715	48,109
Interest and other expenses	(12,357)	(13,559)

Income before income taxes	814,700	654,304

Income taxes	(327,940)	(262,000)

Net income	$486,760	$392,304

Net income per common share:
Net income – basic	$0.26	$0.21
Net income – diluted	$0.26	$0.21
Weighted average common shares – basic	1,867,948	1,830,447
Weighted average common shares – diluted	1,900,338	1,857,103

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

Three months ended September 30, 2007

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amounts
Balances, June 30, 2007	1,867,948	$233,494	$909,625	$11,928,989	$71,023	$13,143,131
Comprehensive income:
Net income				486,760		486,760
Foreign currency translation adjustment(1)					66,960	66,960

Total comprehensive income						553,720

Stock-based compensation			40,161			40,161

Balances, September 30 , 2007 (unaudited)	1,867,948	$233,494	$949,786	$12,415,749	$137,983	$13,737,012

(1)	Net of tax expense of $44,640

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended September 30,	2007	2006
Cash Flows from Operating Activities:
Net income	$486,760	$392,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,164	135,932
Deferred tax asset	41,918	22,590
Stock-based compensation	40,161	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	(412,583)	171,470
Inventories	(42,002)	(681,778)
Other current assets	(270,897)	(26,543)
Accounts payable – trade	181,034	583,483
Accrued expenses	21,896	(250,012)
Deferred revenue	448,000	—
Product warranties	(104,794)	—
Income taxes payable	266,029	247,151
Accrued environmental costs	4,673	—

Net Cash Provided by Operating Activities	866,359	594,597

Cash Flows from Investing Activities:
Foreign grant for property and equipment placed in service	448,817	—
Purchases of property and equipment	(169,356)	(307,971)

Net Cash Provided by (Used in) Investing Activities	279,461	(307,971)

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(28,641)	(26,282)
Repayment of line of credit	—	(54,810)

Net Cash (Used in) Financing Activities	(28,641)	(81,092)

Effect of foreign currency translation	111,600	7,752

Increase in cash and cash equivalents	1,228,779	213,286
Cash and cash equivalents, beginning of period	5,068,325	3,295,947

Cash and cash equivalents, end of period	$6,297,104	$3,509,233

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
Interest	$7,253	$13,559

Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	—	$67,241

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

The interim consolidated financial statements and notes are presented as required by SEC Regulation S-B, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2007.

2. Recently Issued Accounting Pronouncements

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of July 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at July 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

3. Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (“EPA”) and similar state agencies to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. These statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where substances that are classified as hazardous are or were produced or handled. The Company generally provides for the disposal or processing of such substances through licensed, independent contractors.

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At September 30, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $431,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On October 18, 2007, the Company received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $381,000. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provided coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA, represented a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expired on July 2, 2007 and was not renewed. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated remediation cost increases. The Company monitors the project status and believes that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

At September 30, 2007, estimated remediation payments are as follows:

Estimated Remediation Payments as of September 30, 2007
2008	$—
2009	—
2010	467,630
2011	14,700

482,330
Unamortized discount	(51,540)

$430,790

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. While the Company’s tax counsel was informally advised by the Conference and Appeals Branch that the Company’s appeal was likely to be presented in the fall of 2007, as of November 13, 2007, the Company received no additional information. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

4. Inventories

At September 30, 2007 and June 30, 2007, inventories consisted of the following:

	(unaudited) September 30, 2007	June 30, 2007
Raw materials	$3,730,109	$3,463,696
Work in process	1,673,746	1,567,170
Finished goods	185,130	516,117

	$5,588,985	$5,546,983

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

(Unaudited)	Three Months Ended September 30,
	2007	2006
Net income	$486,760	$392,304

Weighted-average shares outstanding	1,867,948	1,830,447
Dilutive impact of stock options	32,390	26,656

Weighted-average shares outstanding assuming dilution	1,900,338	1,857,103

Net income per common share:
Basic	$0.26	$0.21
Diluted	$0.26	$0.21

6. Segment Information

The Company manages its business based principally upon geographic areas. The Company evaluates performance and allocates resources based on net sales, operating income (loss) and net assets employed. Net sales are attributed to geographic areas based on the location of the assets producing the sales.

Geographic information regarding the Company’s net sales and long-lived assets for the three months ended September 30, 2007 and 2006 is as follows:

Selected Financial Results by Geographic Segment (unaudited)

Three Months Ended September 30, 2007	United States	Poland	Total
Sales to unaffiliated customers	$6,664,023	$32,924	$6,696,947

Income from operations	787,504	(24,162)	763,342
Interest and other income	62,556	1,159	63,715
Interest and other expense	(7,253)	(5,104)	(12,357)

Income before income tax expense	$842,807	$(28,107)	$814,700

Segment assets	$15,315,313	$2,309,802	$17,625,115
Depreciation	$87,831	$118,333	$206,164

Three Months Ended September 30, 2006	United States	Poland	Total
Sales to unaffiliated customers	$5,077,787	$5,198	$5,082,985

Income from operations	640,562	(20,808)	619,754
Interest and other income	47,176	933	48,109
Interest and other expense	(13,559)	—	(13,559)

Income before income tax expense	$674,179	$(19,875)	$654,304

Segment assets	$13,123,829	$854,993	$13,978,822
Depreciation	$105,015	$30,917	$135,932

7. Significant Customers and Suppliers

Sales to the Company’s largest customer (a commercial customer) were 58% and 53% of total sales for the three month periods ended September 30, 2007 and 2006, respectively. Sales to the United States Government were 6% and 2% of total sales for the three months ended September 30, 2007 and 2006, respectively.

Sales (unaudited)

Three Months Ended	Sep. 30, 2007	Sep. 30, 2006
Commercial Customer	$3,879,000	$2,676,000
U.S. Government	$390,000	$90,000

Accounts receivable from the Company’s significant commercial customer and the United States Government at September 30, 2007 and 2006, respectively, were as follows:

Accounts Receivable (unaudited)

	Sep. 30, 2007	Sep. 30, 2006
Commercial Customer	$450,000	$2,199,000
U.S. Government	$213,000	$80,000

The Company purchased more than 10% of detail components used in the products manufactured by the Company from two suppliers during each of the periods ended September 30, 2007 and 2006, respectively. Alternative suppliers of these components are available to the Company and the loss of this supplier would not have a long-term material impact on the Company’s operations.

The Company does not have any long-term or fixed purchase agreements with its suppliers. Materials used in the Company’s products are purchased, as required, from various suppliers. While one supplier represented approximately 13% of the Company’s purchased materials, the Company believes that alternative suppliers of these components are available such that the loss of this supplier would not have a long-term material impact on the Company. At times, the Company’s customers require raw materials or components to be purchased from designated suppliers. The Company procures approximately 13% of its purchased material components from a designated supplier of proprietary components. Should this supplier no longer be able to provide proprietary components, an alternative supplier of these proprietary components is available to the Company which may have longer delivery lead-times and higher prices. The Company also uses a variety of raw materials in the manufacture of its products. Increased delivery lead-times for some raw materials, particularly titanium and nickel-based alloys, have been experienced along with significant price increases in the cost of those alloys. Smaller cost increases were also experienced in stainless steel alloys used by the Company. We were able to mitigate some of the effects of longer lead-times and rising raw material costs through an increase in quoted lead-times, forward planning and a partial pass through of cost increases to customers. Future shortages or price fluctuations in raw materials could have a material adverse effect on the Company’s operations.

8. Product Warranty Expense

During April 2007, Kreisler Industrial was informed by a customer that discrepant industrial gas turbine components provided by Kreisler Industrial during fiscal 2006 needed to be replaced due to a quality discrepancy that was rectified. The customer had initially anticipated accepting the discrepant components as manufactured by Kreisler Industrial. As a result, the Company incurred a charge for the three months ended March 31, 2007 of $235,000 which is the estimated replacement cost of the components. Kreisler Industrial shipped $191,609 of replacement components, at no cost to the customer, during the three months ended September 30, 2007 and completed shipment of replacement components as of October 22, 2007.

Item 2	Management’s Discussion and Analysis or Plan of Operation

Overview

Kreisler Manufacturing Corporation (the “Company”) is a Delaware corporation which was incorporated on December 13, 1968. The Company succeeded a New Jersey corporation, which was incorporated in New Jersey in 1940, and which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”), which was incorporated in New Jersey on July 3, 1956, and Kreisler Polska Sp. z o.o (“Kreisler Polska”), which was registered in the National Judicial Register in Krakow, Poland on March 17, 2005, manufacture precision metal components and assemblies for use in military and commercial aircraft engines and industrial gas turbines. The use of “we,” “us” or “our” in this Form 10-QSB refers to the Company and its wholly-owned subsidiaries unless the content indicates otherwise.

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

We continued to benefit from strong aerospace market demand as our income from operations increased $143,000, or 23%, to $763,000 for the three months ended September 30, 2007 compared to the same period in the prior year. Our sales for the three months ended September 30, 2007 were $6,697,000 compared to our sales for the three months ended September 30, 2006 of $5,083,000. The sales increase of $1,614,000, or 32%, for the three months ended September 30, 2007 was primarily attributable to increased market demand for commercial and military aircraft engine components and sales of industrial gas turbine components:

Three Months
Net Sales – Period ended September 30, 2006	$5,083,000

Net Sales Increase by Industry Market Area:
Commercial	359,000
Military[1]	1,111,000
Industrial Gas Turbine	144,000

Total Sales Increase	1,614,000

Net Sales – Period ended September 30, 2007	$6,697,000

[1]	The military market area includes the sale of components used in military applications to both the U.S Government and to non-governmental defense contractors.

Our increased sales of commercial aircraft engine components for the three months ended September 30, 2007 was primarily due to higher demand for V2500 engine components used on the Airbus A320 and components we manufacture for the CF34-8 and CF34-10 aircraft engines used on 70 to 122 seat regional jet aircraft. These increased sales were partially offset by lower sales of engine components used in various other commercial applications.

For the three months ended September 30, 2007, approximately 73% of our sales of military aircraft engine components were attributable to the sale of components used on the F119 (used on the F-22 Raptor) and F135 (used on the F-35 Lightening II also known as the Joint Strike Fighter). Aftermarket part sales to the U.S. Government for the three months ended September 30, 2007 were significantly higher than the previous year and accounted for approximately 27% of the increase in military aircraft engine component sales. Our sales of F135 military aircraft engine components will continue to fluctuate due to the development status of that program. All military programs are subject to Congressional funding authorizations which may alter the amount or timing of available funding.

Our increase in the sale of industrial gas turbine components is primarily attributable to an increase in aftermarket demand for components used in the GT-24 and GT-26 turbine generators as well as the aero-derivative GG-8 industrial gas turbine which offset lower sales of components used in the Siemens 501F turbine generator. As a result, our industrial gas turbine sales for the three months ended September 30, 2007 increased $144,000, or 22%, to $804,000 compared to sales for the three months ended September 30, 2006 of $660,000.

We are currently the primary provider of tube and manifold components used on the F119 engine (2 engines per F-22 aircraft) which is the only engine currently certified for use on the F-22. On April 20, 2007, Kreisler Industrial entered into a Memorandum of Understanding (“MOU”) with United Technologies Corporation (“UTC”) for the delivery of F119 engine components. Under the MOU, we expect to provide an estimated $12,000,000 of F119 engine components to UTC between calendar years 2008 through 2010. UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components and in return Kreisler Industrial agreed to lower current unit prices. As of September 30, 2007, we received $948,000 of the $2,000,000 advance payments ($448,000 during the three months ended September 30, 2007 and $500,000 during the three months ended June 30, 2007). These advance payments have not been recognized in our sales. We will begin to recognize sales associated with the advance payments starting January 1, 2008. We are currently in negotiations with UTC to enter into a long-term Agreement incorporating the terms of the MOU as well as other terms and conditions. If the long-term agreement is not finalized by December 31, 2007, the MOU will be binding on both parties.

Kreisler Polska’s operating loss before income taxes for the three months ended September 30, 2007 totaled $28,000 compared to an operating loss of $20,000 for the three months ended September 30, 2006. As of September 30, 2007, Kreisler Polska’s backlog from an unaffiliated customer totaled $900,000. This backlog did not exist as of September 30, 2006. Kreisler Polska’s sales to this customer for the three months ended September 30, 2007 totaled approximately $13,000. Sales to this customer are expected to increase as Kreisler Polska receives the appropriate quality approvals for each component or components are transitioned into Kreisler Polska from other suppliers.

As part of our expansion at Kreisler Polska, approximately $101,000 of capital equipment was acquired and leasehold improvement made during the three months ended September 30, 2007. Kreisler Polska also received approximately $449,000 of the cost of prior capital equipment expenditure costs under an Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”). The APFC allowed Kreisler Polska to receive additional funding from PEDA based on qualified capital expenditures. We received approximately 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of September 30, 2007) of the total qualified capital expenditure cost of 2,988,000 Polish zloty (approximately $1,127,000 at the exchange rate as of September 30, 2007). During the next 12 months we expect to make additional capital equipment expenditures and leasehold improvements of approximately $850,000 to increase our manufacturing capability at Kreisler Polska.

Our $486,000 reduction in property, plant and equipment, net from $2,425,000 at June 30, 2007 to $1,939,000 at September 30, 2007 is primarily attributable to our receipt of the $449,000 additional funding under the APFC.

Our inventory as of September 30, 2007 increased $42,000, or 1%, to $5,589,000 compared to our June 30, 2007 inventory of $5,547,000. Approximately 91% of our increase in raw materials and work in process inventories was offset by an approximately 64% reduction in our finished goods inventory at September 30, 2007 compared to June 30, 2007. This reduction in finished goods inventory also had a negative effect on our cost of goods sold and lowered our gross margin for the quarter approximately 2.2 percentage points.

Our inventory increases during fiscal 2007 are attributable to the types of products we manufacture which, for the F119 and F135 engine programs, include a significant number of titanium-based and proprietary components which are more costly than stainless steel components. In addition, the growth of Kreisler Polska requires the purchase of additional raw materials to support the machining requirements. We are working to minimize our future inventory growth through improvements in our manufacturing cycle time. However, the benefit of these improvements may be offset by the longer lead-times and higher costs of nickel and titanium-based raw materials. We have been able to limit any supply chain disruptions through increasing our quoted lead-times as well as increased forward planning for long lead-time raw materials. We have also been able to pass through to our customers most cost increases attributable to specific raw materials and proprietary components though such cost adjustments are achieved either on an annual basis, in the case of a long-term agreement, or at the time we provide a new price quotation to a customer, in the case of a sales order that has been completed.

Our total working capital at September 30, 2007 was $12,329,000, an increase of $1,050,000, or 9%, compared to our working capital at June 30, 2007 of $11,279,000. This increase is attributable to higher cash on-hand and reduced receivables offset by increased inventories. Our increase in cash on-hand and lower receivables was attributable to the February 8, 2007 Supplier Agreement between Kreisler Industrial and Citibank which provides customer payments in 10 days rather than 60 days. Our obligations under capital leases decreased $29,000 from $345,000 at September 30, 2007 as compared to $374,000 at June 30, 2007.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales

Sales increased $1,614,000, or 32%, to $6,697,000 for the three months ended September 30, 2007 compared with sales of $5,083,000 for the three months ended September 30, 2006. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2007	2006	$ Change	% Change	2007	2006
Commercial	$2,545,000	$2,186,000	$359,000	16%	38%	43%
Military	3,348,000	2,237,000	1,111,000	50%	50%	44%
Industrial Gas Turbine	804,000	660,000	144,000	22%	12%	13%
Total	$6,697,000	$5,083,000	$1,614,000	32%	100%	100%

Our commercial aircraft engine sales of $2,545,000 for the three months ended September 30, 2007 increased $359,000, or 16%, compared to our sales for the three months ended September 30, 2006. Our sales growth continues to be primarily attributable to an increased need for components used in the V2500 aircraft engine as well as increased customer requirements for CF34 aircraft engine components. These increases were partially offset by reduced requirements for the various other commercial engine programs.

Our sales of components used in military engine applications of $3,348,000 for the three months ended September 30, 2007 increased $1,111,000, or 50%, compared to our sales of $2,237,000 for the three months ended September 30, 2006. We experienced increased sales of components for the F119 and F135 aircraft engines aswell as increased sales of spare parts to the U.S Government.

For the three months ended September 30, 2007, our sale of products to the industrial gas turbine industry increased to $804,000 compared to sales of $660,000 for the three months ended September 30, 2006. This $144,000, or 22%, increase is primarily attributable to increased demand for components used in the aero-derivative and large industrial gas turbines.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2007 was 81% of sales, or $5,448,000, compared to 82% of sales, or $4,165,000, for the three months ended September 30, 2006.

The Company’s cost of goods sold and gross margins were as follows:

	Sep. 30, 2007	Sep. 30, 2006	$ Change	% Change
Sales	$6,697,000	$5,083,000	$1,614,000	32%

Cost of goods sold (“COGS”)	5,448,000	4,165,000	1,283,000	31%
COGS percentage of sales	81.3%	81.9%	—	(0.7)%

Gross margin	$1,249,000	$918,000	$331,000	36%
Gross margin percent	18.7%	18.1%	—	3%

Our increase in cost of goods sold was primarily attributable to an increase in purchased material usage due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Our gross margin improved 3% to 18.7% for the three months ended September 30, 2007 compared to a gross margin of 18.1% for the three months ended September 30, 2006. While the individual components of our cost of goods sold typically increased in absolute dollar amounts, the overall rate of increase of 31% for these costs was slightly lower than our 32% sales growth. Our gross margin was impacted by an increase in our purchased material content compared to the purchased material content for the three months ended September 30, 2006. Approximately 73% (or 2.2 percentage point of our gross margin) of the increase was attributable to a reduction in our finished goods inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 were 7.2% of sales, or $485,000, compared to 5.9% of sales, or $299,000, for the three months ended September 30, 2006. Selling, general and administrative expenses for three months ended September 30, 2007 increased $186,000, or 62%, compared to the three months ended September 30, 2006.

The Company’s selling, general and administrative expenses were as follows:

	Sep. 30, 2007	Sep. 30, 2006	$ Change	% Change
Sales	$6,697,000	$5,083,000	$1,614,000	32%

Selling, general and administrative expenses (“SG&A”)	485,000	299,000	186,000	62%
SG&A percentage of sales	7.2%	5.9%	—	22%

Our increase in selling, general and administrative expenses was primarily the result of higher employee-related costs and benefits at Kreisler Industrial and Kreisler Polska, including stock based compensation expenses in accordance with SFAS No. 123R totaling $35,000. These cost increases were partially offset by lower professional fees.

Income, Interest Expense and Taxes

	September 30, 2007	September 30, 2006	$ Change	% Change
Sales	$6,697,000	$5,083,000	$1,614,000	32%
Total costs and expenses	5,934,000	4,463,000	1,471,000	33%

Income from operations	763,000	620,000	143,000	23%

Interest & other income	64,000	48,000	16,000	33%
Interest & other expense	(12,000)	(14,000)	2,000	14%

Income before income taxes	815,000	654,000	161,000	25%

Income tax expense	328,000	262,000	66,000	25%

Net income	$487,000	$392,000	$95,000	24%

The income from operations for the three months ended September 30, 2007 was $763,000, an increase of $143,000, or 23%, compared to $620,000 for the three months ended September 30, 2006 for the reasons noted in the Overview and Results of Operations sections of this Management Discussion and Analysis.

Interest and other income of $64,000 for the three months ended September 30, 2007 was $16,000 higher, or 33%, compared to the three months ended September 30, 2006 and was primarily attributable to higher cash balances due to faster customer payments in accordance with the Kreisler Industrial and Citibank Supplier Agreement and the advance payments under the MOU between Kreisler Industrial and UTC.

Income before income taxes for the three months ended September 30, 2007 of $815,000 was $161,000 higher, or 25%, compared to income before income taxes for the three months ended September 30, 2006 of $654,000.

Income tax expense for the three months ended September 30, 2007 of $328,000 was $66,000 higher, or 25%, compared to income tax expense for the three months ended September 30, 2006 of $262,000.

Net income for the three months ended September 30, 2007 was $487,000, an increase of $95,000, or 24%, compared to net income for the three months ended September 30, 2006 of $392,000.

Backlog

Our total backlog as of September 30, 2007 was $29,800,000 compared to $23,800,000 at September 30, 2006. As of September 30, 2007, the backlog increased $6,000,000, or 25%, from September 30, 2006. Up to approximately 70% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that time or at all. Backlog as of June 30, 2007 was $29,876,000. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	Sep. 30, 2007	Sep. 30, 2006	$ Change	% Change
Kreisler Industrial	$28,900,000	$23,800,000	$5,100,000	21%
Kreisler Polska	900,000	—	900,000	NA

Total Backlog	$29,800,000	$23,800,000	$6,000,000	25%

Kreisler Polska backlog of 2,435,000 Polish zloty converted at the exchange rate at September 30, 2007

Liquidity and Capital Resources

During the three months ended September 30, 2007, we relied on our operating cash flow and cash on-hand to fund most capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand, special funding programs (as available), and external financing sources such as bank debt and lines of credit for future capital expenditures, acquisitions and working capital requirements. As a result, we believe that sufficient liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of approximately $1,000,000 for the period ending September 30, 2008.

Three programs that have contributed to our increased liquidity are (i) the Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”); (ii) the Supplier Agreement between Kreisler Industrial and Citibank N.A. and (iii) the advance payments under the MOU between Kreisler Industrial and UTC. These three agreement are described in more detail below:

Additional Project Funding Contract

The APFC between Kreisler Polska and PEDA allowed Kreisler Polska to receive additional funding from the PEDA based on completed capital expenditures. The program contributed approximately 40% or 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of September 30, 2007) of the total qualified capital expenditure cost of 2,988,000 Polish zloty (approximately $1,127,000 at the exchange rate as of September 30, 2007). The funding was received by Kreisler Polska in September 2007. This amount will be used by Kreisler Polska to fund either its working capital requirements or to purchase additional capital equipment.

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

Should Kreisler Polska be unable to meet the requirements of the APFC, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of September 30, 2007) plus interest. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the Project.

Citibank Supplier Agreement

On February 8, 2007, Kreisler Industrial entered into a Supplier Agreement (“Supplier Agreement”) with Citibank, N.A. (“Citibank”). Pursuant to the Supplier Agreement, Citibank provides payment to Kreisler Industrial for accounts receivable owed Kreisler Industrial from customers which are subsidiaries of United Technologies Corporation (“UTC”). The sale of the accounts receivable by Kreisler Industrial to Citibank is made without recourse to Kreisler Industrial. The primary effect of the Supplier Agreement is to accelerate the payment of outstanding accounts receivable from approximately 60 days to approximately 10 days. All payments from Citibank to Kreisler Industrial are subject to a discount charge. The discount rate used to calculate the discount charge is the 60 day LIBOR rate plus 1.25%. The discount charge during the three months ended September 30, 2007 averaged approximately 1% of the invoice amount.

The Supplier Agreement can be terminated at any time and with immediate effect upon 30 days prior written notice by either party to the other party. Either Kreisler Industrial or Citibank may terminate the Supplier Agreement with immediate effect upon 5 days prior written notice if the other party is in breach or fails to perform any of its material obligations under the Supplier Agreement.

UTC MOU

On April 20, 2007, Kreisler Industrial entered into a Memorandum of Understanding (“MOU”) with United Technologies Corporation (“UTC”) for the delivery of F119 engine components. The estimated 2008 to 2010 sales value of components included in the MOU is approximately $12,000,000. The F119 engine is the sole source engine used on the F-22 Raptor aircraft. Under the MOU, UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components from Kreisler Industrial. The Company expects to use the $2,000,000 advance payment to increase its global production capacity and capabilities, including equipment and working capital, of aircraft engine components. In addition, component selling prices under the MOU will be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. Other summary material terms of the MOU are as follows:

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

As of September 30, 2007, we have received advance payments totaling $948,000.

As a result of MOU, we expect sales of F119 engine components to be a significant portion of our future military sales.

General Information

Our cash and cash equivalents at September 30, 2007 of $6,297,000 increased $1,229,000 or 24%, compared to cash and cash equivalents of $5,068,000 at June 30, 2007. Our increase in cash and cash equivalents was attributable to our receipts of $449,000 (approximately 1,200,000 Polish zloty at the September 30, 2007 exchange rate) by Kreisler Polska under the APFC and $448,000 from UTC under the MOU. This increase is also attributable to faster collection of accounts receivable as part of a February 2007 Supplier Agreement between Kreisler Industrial and Citibank. As of September 30, 2007, $550,000 was also held in short-term investments.

Cash provided by operating activities for the three months ended September 30, 2007 was $866,000 compared to $595,000 for the three months ended September 30, 2006. This increase was primarily attributable to increases in our net income, depreciation, deferred revenue and an increase in accounts payable. These inflows were partially offset by increases in accounts receivable and other current assets.

Cash provided by investing activities for the three months ended September 30, 2007 was $279,000 and was primarily attributable to $449,000 received from the PEDA offset by $169,000 used for the purchase of capital equipment.

The creation of Kreisler Polska exposes the Company to gains and losses due to fluctuations of a foreign currency. As of September 30, 2007, the translation adjustment amounted to $138,000. The net effect after adjusting for a tax expense of $45,000 resulted in an increase in stockholders’ equity of $67,000 at September 30, 2007.

Cash flows used in financing activities totaled $29,000 for the three months ended September 30, 2007 and consisted of the payment of obligations under capital leases.

Working capital at September 30, 2007 totaled $12,329,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities at September 30, 2007 were comprised of obligations under capital leases and accrued environmental expenses totaling $225,000 and $431,000, respectively.

Contingencies

In July 1999, the Company became aware of historical releases of hazardous substances at its manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. The Company promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, the Company entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At September 30, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $431,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by the Company in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On October 18,, 2007, the Company received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $381,000. The Company purchased a Remediation Stop Loss insurance policy in 2001 in order to further protect the Company against remediation cost overruns. The insurance policy provided coverage for cost overruns in excess of $3,002,654 incurred during the term of the insurance policy. The difference between remediation costs of $3,002,654, which are not covered by the insurance policy, and $2,115,122 under the FPRA, represented a self-insured retention amount which is the responsibility of RCC, and not the Company. The Remediation Stop Loss insurance policy expired on July 2, 2007 and was not renewed. However, even in the absence of the Remedial Stop Loss insurance policy and in accordance with the terms of the FPRA, RCC, not the Company, is responsible for any unexpected or unanticipated remediation cost increases. The Company monitors the project status and believes that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

In a letter dated February 23, 2006, the Company received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, the Company protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. While the Company’s tax counsel was been informally advised by the Conference and Appeals Branch that the Company’s appeal is likely to be presented in the fall of 2007, as of November 13, 2007 the Company has received no additional information. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and estimates require significant accounting judgments to be made by management. Note A in the “Notes to the Consolidated Financial Statements” in the Company’s Annual Report on Form 10-KSB for fiscal year ended June 30, 2007 filed with the SEC provides additional details regarding all of the Company’s critical and significant accounting policies.

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

Kreisler Industrial entered into a Memorandum of Understanding (“MOU”) with United Technologies Corporation (“UTC”) for the delivery of F119 engine components. Under the MOU, UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components. As of September 30, 2007, Kreisler Industrial received $948,000 of the $2,000,000 in advance payments. This advance payment was not recognized in sales for the three months ended September 30, 2007 or fiscal 2007 sales. The Company expects to begin to recognize sales associated with the advance payment starting January 1, 2008. Deferred sales will be recognized based on the difference between the baseline selling price and the actual selling price. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU.

Cash, Cash Equivalents and Short-Term Investments

All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on short-term investments were not material at September 30, 2007.

Investments at September 30, 2007 and June 30, 2007, respectively, consisted of the following:

Cash, cash equivalents and short-term investments

	Sep. 30, 2007	June 30, 2007
Money market and bank deposits	$5,199,590	$5,068,325
Corporate fixed income	1,097,514	—
Corporate and municipal bonds	550,000	550,000

Cash, cash equivalents and short-term investments	$6,847,104	$5,618,325

Accounts Receivable-Trade

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

Accounts receivable - trade is presented net of an allowance for estimated uncollectible accounts of $20,000 and $40,000 at September 30, 2007 and 2006, respectively. The decrease of $20,000 is the result of a determination during fiscal 2007 of the status of uncollectible accounts that are unlikely to be collected by the Company. Management may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

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

Property, plant and equipment as of September 30, 2007 were as follows:

Property, plant and equipment, at cost	$7,963,758
Less – accumulated depreciation	(6,024,285)

Property, Plant and Equipment, net	$1,939,473

Foreign Currency Translation

The Company complies with SFAS No. 52, “Foreign Currency Translation,” accordingly balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency transactions denominated in a currency other than the functional currency are included in the statement of operations within selling, general and administrative expenses. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive income (loss) component of the statement of changes in stockholders’ equity and comprehensive income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”. The national currency of the foreign subsidiary is the functional currency.

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

For the three months ended September 30, 2007, the Company paid Mr. Kelly $28,500 for technical advisory services and Mr. Kelly reimbursed the Company $279 for his out-of-pocket expenses. For the three months ended September 30, 2006, the Company paid Mr. Kelly $38,500 for technical advisory services and $6,500 in out of pocket expenses.

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

PART II OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

(a)	Exhibits

10.1	Description of Bonuses for Executive Officers under Fiscal 2007 Bonus Plan

11	Statement regarding computation of per share earnings incorporated by reference to Note 5 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

10.1	Description of Bonuses for Executive Officers under Fiscal 2007 Bonus Plan

11	Statement regarding computation of per share earnings incorporated by reference to Note 5 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350