Form 10QSB
period 2007-12-31
KREISLER MANUFACTURING CORP
filed 2008-02-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

Commission file number: 0-04036

Kreisler Manufacturing Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	22-1047792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the issuer’s common stock, par value $.125 per share, as of February 14, 2008 was 1,867,948 shares.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Tabl e of Contents

Forward-Looking Statements

Certain oral statements made by management of Kreisler Manufacturing Corporation (the “Company”) from time-to-time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intended,” “will,” “should,” “may,” “believes,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	12/31/2007	6/30/2007
Assets
Cash and cash equivalents	$7,448,818	$5,068,325
Short-term investments	550,000	550,000
Accounts receivable – trade, net (net of $20,000 allowance for uncollectible accounts at December 31, 2007 and June 30, 2007)	2,570,081	2,366,177
Inventories	5,655,761	5,546,983
Deferred tax asset	—	96,312
Other current assets	567,631	66,200

Total current assets	16,792,291	13,693,997

Property, plant and equipment, net	1,759,617	2,425,098
Deferred tax asset	123,942	123,942

Total non-current assets	1,883,559	2,549,040

TOTAL ASSETS	$18,675,850	$16,243,037

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$1,269,279	$1,130,990
Accrued expenses	571,404	520,540
Deferred tax liability	45,402	—
Deferred revenue	1,500,000	500,000
Product warranties	—	148,185
Income taxes payable	161,692	—
Obligations under capital leases, current portion	114,754	115,731

Total current liabilities	3,662,531	2,415,446

Obligations under capital leases, net of current portion	201,466	258,343
Accrued environmental cost	435,463	426,117

Total long-term liabilities	636,929	684,460

Commitments and contingencies
Stockholders’ Equity
Common stock, $0.125 par value—6,000,000 shares authorized; 1,867,948 shares issued and outstanding at December 31, 2007 and June 30, 2007	233,494	233,494
Additional paid-in capital	989,946	909,625
Retained earnings	12,958,268	11,928,989
Accumulated other comprehensive income	194,682	71,023

Total stockholders’ equity	14,376,390	13,143,131

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$18,675,850	$16,243,037

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended December 31,	2007	2006
Net sales	$7,566,846	$6,015,331

Cost of goods sold	6,081,882	4,512,828
Selling, general and administrative expenses	633,786	481,661

Total costs and expenses	6,715,668	4,994,489

Income from operations	851,178	1,020,842
Interest and other income	61,571	37,314

Interest and other expenses	(6,311)	(17,926)

Income before income taxes	906,438	1,040,230
Income taxes	(363,919)	(433,000)

Net income	$542,519	$607,230

Net income per common share:
Net income – basic	$0.29	$0.33
Net income – diluted	$0.29	$0.33
Weighted average common shares – basic	1,867,948	1,831,279
Weighted average common shares – diluted	1,896,086	1,854,337

Six Months Ended December 31,	2007	2006

Net sales	$14,263,793	$11,098,316

Cost of goods sold	11,530,343	8,677,463
Selling, general and administrative expenses	1,118,930	780,257

Total costs and expenses	12,649,273	9,457,720

Income from operations	1,614,520	1,640,596

Interest and other income	125,286	85,423
Interest and other expenses	(18,668)	(31,485)

Income before income taxes	1,721,138	1,694,534

Income taxes	(691,859)	(695,000)

Net income	$1,029,279	$999,534

Net income per common share:
Net income – basic	$0.55	$0.55
Net income – diluted	$0.54	$0.54
Weighted average common shares – basic	1,867,948	1,830,863
Weighted average common shares – diluted	1,898,283	1,854,493

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

Six months ended December 31, 2007

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital			Total Stockholders’ Equity
	Outstanding			Retained Earnings
	Shares	Amounts
Balances, June 30, 2007	1,867,948	$233,494	$909,625	$11,928,989	$71,023	$13,143,131
Comprehensive income:
Net income				1,029,279		1,029,279
Foreign currency translation adjustment(1)					123,659	123,659

Total comprehensive income						1,152,938

Stock-based compensation			80,321			80,321

Balances, December 31 , 2007 (unaudited)	1,867,948	$233,494	$989,946	$12,958,268	$194,682	$14,376,390

(1)	Net of tax expense of $82,441

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended December 31,	2007	2006
Cash Flows from Operating Activities:
Net income	$1,029,279	$999,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	476,081	297,800
Deferred tax asset	13,872	72,521
Stock-based compensation	80,321	14,027
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	(236,403)	407,320
Inventories	(106,631)	(598,101)
Other current assets	(445,994)	20,228
Accounts payable – trade	272,974	144,599
Accrued expenses	(88,324)	(103,769)
Deferred tax liability	45,402	—
Deferred revenue	1,000,000	—
Product warranties	(148,185)	—
Income taxes payable	161,692	178,516
Accrued environmental costs	9,346	—

Net Cash Provided by Operating Activities	2,063,430	1,432,675

Cash Flows from Investing Activities:
Foreign grant for property and equipment placed in service	448,817	—
Purchases of property and equipment	(155,800)	(778,305)

Net Cash Provided by (Used in) Investing Activities	293,017	(778,305)

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(57,854)	(55,392)
Repayment of line of credit	—	(54,810)
Proceeds from exercise of stock options	—	3,543

Net Cash (Used in) Financing Activities	(57,854)	(106,659)

Effect of foreign currency translation	81,900	30,145

Increase in cash and cash equivalents	2,380,493	577,856
Cash and cash equivalents, beginning of period	5,068,325	3,295,947

Cash and cash equivalents, end of period	$7,448,818	$3,873,803

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
Income taxes	$450,900	$466,050
Interest	$13,935	$44,299
Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	—	$67,241

The accompanying notes are an integral part of these interim consolidated financial statements

Kreisler Manufacturing Corporation and Subsidiaries

Notes to the Interim Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The interim consolidated financial statements include the accounts of Kreisler Manufacturing Corporation and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), after the elimination of inter-company transactions and accounts. Unless the context indicates otherwise, the use of “we,” “us,” “ours” or the “Company” refers to Kreisler Manufacturing Corporation and its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

2. Recently Issued Accounting Pronouncements

Effective July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of July 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Our management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on our financial position, results of operations and cash flows.

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

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At December 31, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $435,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On February 4, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $382,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

At December 31, 2007, estimated remediation payments are as follows:

Estimated Remediation Payments as of December 31, 2007
2008	$—
2009	—
2010	467,630
2011	14,700

482,330
Unamortized discount	(46,867)

$435,463

In a letter dated February 23, 2006, we received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, we protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of February 14, 2008, we did not receive notification of the date of the informal administrative conference and we are unable to determine when our appeal will be presented. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

4. Inventories

At December 31, 2007 and June 30, 2007, inventories consisted of the following:

	(unaudited)
	December 31, 2007	June 30, 2007
Raw materials	$3,393,969	$3,463,696
Work in process	1,858,413	1,567,170
Finished goods	403,379	516,117

	$5,655,761	$5,546,983

We periodically evaluate inventory to determine the likely future usage of those items in inventory. As a result, we will typically record a charge against inventory that has historical limited usage. We also make judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from us. If such future demand requirements are unlikely, we will record a charge against inventory.

5. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the exercise of employee stock options net of shares assumed purchased with option proceeds.

(Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$542,519	$607,230	$1,029,279	$999,534

Weighted-average shares outstanding	1,867,948	1,831,279	1,867,948	1,830,863
Dilutive impact of stock options	28,138	23,058	30,335	23,630

Weighted-average shares outstanding assuming dilution	1,896,086	1,854,327	1,898,283	1,854,493

Net income per common share:
Basic	$0.29	$0.33	$0.55	$0.55
Diluted	$0.29	$0.33	$0.54	$0.54

6. Segment Information

We manage our business based principally upon geographic areas. We evaluate performance and allocate resources based on net sales, operating income (loss) and net assets employed. Net sales are attributed to geographic areas based on the location of the assets producing the sales.

Geographic information regarding our net sales and long-lived assets for the three and six months ended December 31, 2007 and 2006 are as follows:

Selected Financial Results by Geographic Segment (unaudited)

Three Months Ended December 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$7,509,837	$57,009	$7,566,846
Income (loss) from operations	1,007,836	(156,658)	851,178
Interest and other income	58,268	3,303	61,571
Interest and other expense	(11,355)	5,044	(6,311)

Income (loss) before income tax expense	$1,054,749	$(148,311)	$906,438

Segment assets	$16,386,080	$2,289,770	$18,675,850
Depreciation	$90,006	$179,911	$269,917

Three Months Ended December 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$6,004,472	$10,859	$6,015,331

Income (loss) from operations	1,101,867	(81,025)	1,020,842
Interest and other income	34,349	2,965	37,314
Interest and other expense	(6,082)	(11,844)	(17,926)

Income (loss) before income tax expense	$1,130,134	$(89,904)	$1,040,230

Segment assets	$13,073,969	$1,161,663	$14,235,632
Depreciation	$104,839	$57,029	$161,868

Six Months Ended December 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$14,173,860	$89,933	$14,263,793

Income (loss) from operations	1,795,340	(180,820)	1,614,520
Interest and other income	120,824	4,462	125,286
Interest and other expense	(18,608)	(60)	(18,668)

Income (loss) before income tax expense	$1,897,556	$(176,418)	$1,721,138

Segment assets	$16,386,080	$2,289,770	$18,675,850
Depreciation	$177,837	$298,244	$476,081

Six Months Ended December 31, 2006	United States	Poland	Total
Sales to unaffiliated customers	$11,082,259	$16,057	$11,098,316

Income (loss) from operations	1,742,429	(101,833)	1,640,596
Interest and other income	81,525	3,898	85,423
Interest and other expense	(19,641)	(11,844)	(31,485)

Income (loss) before income tax expense	$1,804,313	$(109,779)	$1,694,534

Segment assets	$13,073,969	$1,161,663	$14,235,632
Depreciation	$209,854	$87,946	$297,800

7. Significant Customers and Suppliers

Net sales to our largest customer (a commercial customer) for the three and six months ended December 31, 2007 were 52% and 55%, respectively, while our net sales to our largest customer for the three and six months ended December 31, 2006 were 57% and 55%, respectively. Sales to the United States Government were 6% and 6%, respectively, of net sales for the three and six months ended December 31, 2007 and were 7% and 4%, respectively, of net sales for the three and six months ended December 31, 2006.

Sales (unaudited)
Three Months Ended	Dec. 31, 2007	Dec. 31, 2006
Commercial Customer	$3,942,000	$3,433,000
U.S. Government	450,000	421,000

Sales (unaudited)
Six Months Ended	Dec. 31, 2007	Dec. 31, 2006
Commercial Customer	$7,821,000	$6,138,000
U.S. Government	840,000	421,000

Accounts receivable from our significant commercial customer and the United States Government at December 31, 2007 and 2006 were as follows:

Accounts Receivable (unaudited)
	Dec.31, 2007	Dec.31, 2006
Commercial Customer	$472,000	$2,067,000
U.S. Government	217,000	271,000

We purchased more than 10% of detail components used in the products manufactured by us from two suppliers during each of the periods ended December 31, 2007 and 2006. Alternative suppliers of these components are available and the loss of either of these suppliers would not have a long-term material impact on our operations.

We do not have any long-term or fixed purchase agreements with our suppliers. Materials used in our products are purchased, as required, from various suppliers. While two suppliers represented approximately 15% and 11%, respectively, of our purchased materials cost, we believe that alternative suppliers of these components are available such that the loss of either of these suppliers would not have a long-term material impact on us. At times, our customers require raw materials or components to be purchased from designated suppliers. We procure approximately 11% of our purchased material components from a designated supplier of proprietary components. Should this supplier no longer be able to provide proprietary components, an alternative supplier of these proprietary components is available to us, which may have longer delivery lead-times and higher prices. We also use a variety of raw materials in the manufacture of our products. Increased delivery lead-times for some raw materials, particularly titanium and nickel-based alloys, have been experienced along with significant price increases in the cost of those alloys. Smaller cost increases were also experienced in stainless steel alloys used by us. We were able to mitigate some of the effects of longer lead-times and rising raw material costs through an increase in quoted lead-times, forward planning and a partial pass through of cost increases to customers. Future shortages or price fluctuations in raw materials could have a material adverse effect on our operations.

8. Product Warranty Expense

During April 2007, Kreisler Industrial was informed by a customer that discrepant industrial gas turbine components provided by Kreisler Industrial during fiscal 2006 needed to be replaced due to a quality discrepancy specific to this customer, which was subsequently rectified. The customer had initially anticipated accepting the discrepant components as manufactured by Kreisler Industrial. As a result, we incurred a charge for the three months ended March 31, 2007 of $235,000, which was the estimated replacement cost of the components. Kreisler Industrial completed shipment of replacement components, at no cost to this customer, as of October 22, 2007.

Item 2	Management’s Discussion and Analysis or Plan of Operation

Overview

Kreisler Manufacturing Corporation (the “Company”) and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), manufacture precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbines. Our products include tube assemblies of multiple sizes and configurations as well as machined components and are typically manufactured to the designs and specifications of the particular customer. Assemblies may be made of various materials, including titanium, nickel and stainless steel. These high-quality engineered tube assemblies transfer fuel, oil, water, air and hydraulic fluids. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who supply engines or engine components to various branches of the United States Department of Defense or to commercial businesses. The use of “we,” “us” or “our” in this Form 10-QSB refers to the Company and its wholly-owned subsidiaries unless the context indicates otherwise.

We achieved our highest sales during the three and six months ended December 31, 2007. Our sales for the three and six months ended December 31, 2007 were $7,567,000 and $14,264,000, respectively, compared to our sales for the three and six months ended December 31, 2006 of $6,015,000 and $11,098,000, respectively. Our net income for the three and six months ended December 31, 2007 was $543,000 and $1,029,000, respectively, compared to our net income for the three and six months ended December 31, 2006 of $607,000 and $1,000,000, respectively. While our financial performance for the three and six months ended December 31, 2007 was positive, these financial results are overshadowed by the exceptional performance during the three and six months ended December 31, 2006. These differences are primarily attributable to higher material costs as a percentage of sales for the three and six months ended December 31, 2007 compared to the three and six months ended December 31, 2006. We believe that the current material costs as a percentage of sales are more likely to reflect both current and anticipated material costs. Other costs, such as overhead costs, continue to be in line with both historical costs and our increase in sales.

We continue to target organic sales growth while seeking to manage our costs growth at a rate below sales growth. We are concerned about continuing customer pricing pressure and intend to continue to focus on controlling our future costs through (i) the introduction of long-term agreements with our suppliers, (ii) increased use of economic order quantities with our suppliers and (iii) improved manufacturing productivity at Kreisler Polska.

We remain focused on expanding our global capabilities and expect Kreisler Polska’s tube and pipe facility to be operational in the second half of calendar year 2008 in a newly renovated facility. Our commitment to this global strategy has not been followed by most of our competitors. We will again have a sales and marketing presence at the bi-annual Farnborough Air Show outside London in July 2008.

We provide, under a Memorandum of Understanding (“MOU”) between Kreisler Industrial and United Technologies Corporation (“UTC”), the majority of tube and manifold components used on the F119 engine (2 engines per F-22 aircraft) which is the only engine currently certified for use on the F-22 Raptor. As a result, sales of F119 engine components represent an important part of our military sales. According to the Financial Times (issue dated January 25, 2008), Lockheed Martin, the manufacturer of the F-22, expressed confidence that the US Congress will extend funding for the aircraft beyond the current planned purchase of 183 aircraft. Should this increase come to fruition, we believe that we are well positioned to benefit from such an increase. See the “Liquidity and Capital Resources” section of this Management Discussion and Analysis for a description of the MOU.

We have not seen any indications that the reported economic slowdown (such as slowing 4th quarter GDP growth reported in the Wall Street Journal Online on January 30, 2008) has affected our sales. We look for any global economic changes that could affect us and we believe that we are prepared to respond accordingly if an economic slowdown should have the potential to affect us.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Sales

Sales increased $1,552,000, or 26%, to $7,567,000 for the three months ended December 31, 2007 compared with sales of $6,015,000 for the three months ended December 31, 2006. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2007	2006	$ Change	% Change	2007	2006
Commercial	$2,648,000	$2,346,000	$302,000	13%	35%	39%
Military	3,784,000	2,947,000	837,000	28%	50%	49%
Industrial Gas Turbine	1,135,000	722,000	413,000	57%	15%	12%
Total	$7,567,000	$6,015,000	$1,552,000	26%	100%	100%

Our commercial aircraft engine sales of $2,648,000 for the three months ended December 31, 2007 increased $302,000, or 13%, compared to our sales for the three months ended December 31, 2006. Our sales growth continues to be primarily attributable to an increased customer demand for components used in the V2500, GP7000 and CF34 aircraft engines (used on the Airbus A320, Airbus A380 and 70 to 122 passenger regional jet aircraft, respectively) partially offset by reduced after-market component requirements for the PW4000 aircraft.

Our sales of components used in military engine applications of $3,784,000 for the three months ended December 31, 2007 increased $837,000, or 28%, compared to sales of $2,947,000 for the three months ended December 31, 2006. Approximately 75% of this increase is attributable to increased sales of components for the F119 (used on the F-22 Raptor aircraft) and F100 (used on the F-15 and F-16 aircraft) aircraft engines which were partially offset by lower demand for components used in the development of the F135 aircraft engine (used on the F-35 Lightening II).

For the three months ended December 31, 2007, our sale of products to the industrial gas turbine industry increased to $1,135,000 compared to sales of $722,000 for the three months ended December 31, 2006. This $413,000, or 57%, increase is primarily attributable to increased demand for components used in the aero-derivative and large industrial gas turbines.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2007 was 80% of sales, or $6,082,000, compared to 75% of sales, or $4,513,000, for the three months ended December 31, 2006.

Our cost of goods sold and gross margins were as follows:

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Sales	$7,567,000	$6,015,000	$1,552,000	26%

Cost of goods sold (“COGS”)	6,082,000	4,513,000	1,569,000	35%
COGS percentage of sales	80%	75%	—	—

Gross margin	$1,485,000	$1,502,000	($17,000)	(1)%
Gross margin percent	20%	25%	—	—

Our increase in cost of goods sold was primarily attributable to an increase in purchased materials due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Our gross margin decreased five percentage points to 20% for the three months ended December 31, 2007 compared to a gross margin of 25% for the three months ended December 31, 2006. While our overhead costs remained relatively unchanged as a percentage of sales, our gross margin decrease was primarily attributable to higher product material costs as a percentage of sales.

Product material costs for the three months ended December 31, 2006 were exceptionally low due to our product mix which included some higher margin development components.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended December 31, 2007 were 8.4% of sales, or $634,000, compared to 8.0% of sales, or $482,000, for the three months ended December 31, 2006. This resulted in an increase of $152,000, or 32%, for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

Our selling, general and administrative expenses were as follows:

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Sales	$7,567,000	$6,015,000	$1,552,000	26%
Selling, general and administrative expenses (“SG&A”)	634,000	482,000	152,000	32%
SG&A percentage of sales	8.4%	8.0%	—	—

Most of our increase in selling, general and administrative expenses was the result of higher employee-related costs and benefits at Kreisler Industrial and Kreisler Polska, including stock based compensation expenses in accordance with SFAS No. 123R totaling $35,000 as well as higher sales commissions and professional fees. These cost increases were partially offset by lower Board of Director fees due to a change in the timing of director compensation payments compared to the prior fiscal year.

Income, Interest Expense and Taxes

Summarized below are the income, interest expense and tax amounts and period-over-period change for the three months ended December 31, 2007 and 2006.

	Dec 31, 2007	Dec 31, 2006	$ Change	% Change
Sales	$7,567,000	$6,015,000	$1,552,000	26%
Total costs and expenses	6,716,000	4,994,000	1,722,000	35%

Income from operations	851,000	1,021,000	(170,000)	(17)%
Interest & other income	62,000	37,000	25,000	68%
Interest & other expense	(6,000)	(18,000)	(12,000)	(67)%

Income before income taxes	907,000	1,040,000	(133,000)	(13)%
Income tax expense	(364,000)	(433,000)	(69,000)	(16)%

Net income	$543,000	$607,000	$(64,000)	(11)%

The income from operations for the three months ended December 31, 2007 was $851,000, a decrease of $170,000, or 17%, compared to $1,021,000 for the three months ended December 31, 2006 for the reasons noted in the Overview and Results of Operations sections of this Management Discussion and Analysis.

Interest and other income of $62,000 for the three months ended December 31, 2007 was $25,000 higher, or 68%, compared to the three months ended December 31, 2006 and was primarily attributable to higher cash balances due to faster customer payments in accordance with the Kreisler Industrial and Citibank Supplier Agreement (the “Supplier Agreement”) and the advance payments under the MOU between Kreisler Industrial and UTC. The Supplier Agreement and MOU are described in “Liquidity and Capital Resources” section of this Management Discussion and Analysis.

Income before income taxes for the three months ended December 31, 2007 of $907,000 was $133,000 lower, or 13%, compared to income before income taxes for the three months ended December 31, 2006 of $1,040,000.

Income tax expense for the three months ended December 31, 2007 of $364,000 was $69,000 lower, or 16%, compared to income tax expense for the three months ended December 31, 2006 of $433,000. Our effective tax rate of 40.1% for the three months ended December 31, 2007 was slightly lower than our 41.6% tax rate for the three months ended December 31, 2006 due to an increase in the statutory domestic production rate reduction amount.

Net income for the three months ended December 31, 2007 was $543,000, a decrease of $64,000, or 11%, compared to net income for the three months ended December 31, 2006 of $607,000.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Sales

Sales increased $3,166,000, or 29%, to $14,264,000 for the six months ended December 31, 2007 compared with sales of $11,098,000 for the six months ended December 31, 2006. Our sales and sales changes by industry market area are as follows:

Industry Market Area	Sales				Percent of Sales
	2007	2006	$ Change	% Change	2007	2006
Commercial	$5,193,000	$4,532,000	$661,000	15%	36%	41%
Military	7,132,000	5,184,000	1,948,000	38%	50%	47%
Industrial Gas Turbine	1,939,000	1,382,000	557,000	40%	14%	12%
Total	$14,264,000	$11,098,000	$3,166,000	29%	100%	100%

Our commercial aircraft engine sales of $5,193,000 for the six months ended December 31, 2007 increased $661,000, or 15%, compared to sales for the six months ended December 31, 2006. Our sales growth continues to be primarily attributable to an increased need for components used in the V2500 and CF34 aircraft engines. These increases were partially offset by reduced requirements for various other commercial engine programs.

Our sales of components used in military engine applications of $7,132,000 for the six months ended December 31, 2007 increased $1,948,000, or 38%, compared to our sales of $5,184,000 for the six months ended December 31, 2006. We experienced increased sales of components for the F119 aircraft engines as well as increased sales of spare parts to the U.S Government. These increases were partially offset by lower shipments of development components for the F135 aircraft engine.

For the six months ended December 31, 2007, our sale of products to the industrial gas turbine industry increased to $1,939,000 compared to sales of $1,382,000 for the six months ended December 31, 2006. This $557,000, or 40%, increase is primarily attributable to increased demand for components used in large industrial gas turbines such as the Siemens 501F.

Cost of Goods Sold

Cost of goods sold for the six months ended December 31, 2007 was 81% of sales, or $11,530,000, compared to 78% of sales, or $8,677,000, for the six months ended December 31, 2006.

Our cost of goods sold and gross margins were as follows:

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Sales	$14,264,000	$11,098,000	$3,166,000	29%
Cost of goods sold (“COGS”)	11,530,000	8,677,000	2,853,000	33%
COGS percentage of sales	81%	78%	—	—
Gross margin	$2,734,000	$2,421,000	$313,000	13%
Gross margin percent	19%	22%	—	—

Our increase in cost of goods sold was primarily attributable to an increase in purchased materials due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of employees at Kreisler Industrial and Kreisler Polska. Our gross margin decreased three percentage points to 19% for the six months ended December 31, 2007 compared to a gross margin of 22% for the six months ended December 31, 2006. While our overhead costs remained relatively unchanged as a percentage of sales, our gross margin decrease was primarily attributable to higher product material costs as a percentage of sales. Product material costs for the six months ended December 31, 2006 were exceptionally low due to our product mix, which included some higher margin development components.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2007 were 7.8% of sales, or $1,119,000, compared to 7.0% of sales, or $780,000, for the six months ended December 31, 2006. Selling, general and administrative expenses for the six months ended December 31, 2007 increased $339,000, or 43%, compared to the six months ended December 31, 2006.

The Company’s selling, general and administrative expenses were as follows:

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Sales	$14,264,000	$11,098,000	$3,166,000	29%
Selling, general and administrative expenses (“SG&A”)	1,119,000	780,000	339,000	43%
SG&A percentage of sales	7.8%	7.0%	—	—

The majority of our increase in selling, general and administrative expenses during the six months ended December 31, 2007 was the result of higher employee-related costs and benefits at Kreisler Industrial and Kreisler Polska, including stock based compensation expenses in accordance with SFAS No. 123R totaling $70,000 as well as higher sales commissions and professional fees. These cost increases were partially offset by lower Board of Director fees due to a change in the timing of director compensation payments compared to the prior fiscal year and lower sales & marketing costs during the period.

Income, Interest Expense and Taxes

Summarized below are the income, interest expense and tax amounts and period-over-period change for the six months ended December 31, 2007 and 2006.

	Dec. 31, 2007	Dec 31, 2006	$ Change	% Change
Sales	$14,264,000	$11,098,000	$3,166,000	29%
Total costs and expenses	12,649,000	9,457,000	3,192,000	34%

Income from operations	1,615,000	1,641,000	(26,000)	(2)%

Interest & other income	125,000	85,000	40,000	47%
Interest & other expense	(19,000)	(31,000)	12,000	(39)%

Income before income taxes	1,721,000	1,695,000	26,000	2%

Income tax expense	(692,000)	(695,000)	(3,000)	0.4%

Net income	$1,029,000	$1,000,000	$29,000	3%

The income from operations for the six months ended December 31, 2007 was $1,615,000, a decrease of $26,000, or 2%, compared to $1,641,000 for the six months ended December 31, 2006 for the reasons noted in the Overview and Results of Operations sections of this Management Discussion and Analysis.

Interest and other income of $125,000 for the six months ended December 31, 2007 was $40,000 higher, or 47%, compared to the six months ended December 31, 2006 and was primarily attributable to higher cash balances due to faster customer payments in accordance with the Kreisler Industrial and Citibank Supplier Agreement (“Supplier Agreement”) and the advance payments under the MOU between Kreisler Industrial and UTC. The Supplier Agreement and MOU are described in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

Income before income taxes for the six months ended December 31, 2007 of $1,721,000 was $26,000 higher, or 2%, compared to income before income taxes for the six months ended December 31, 2006 of $1,695,000.

Income tax expense for the six months ended December 31, 2007 of $692,000 was $3,000 lower, or 0.4%, compared to income tax expense for the six months ended December 31, 2006 of $695,000. Our effective tax rate of 40.2% for the six months ended December 31, 2007 was slightly lower than our 41.0% tax rate for the six months ended December 31, 2006 due to an increase in the statutory domestic production rate reduction amount.

Net income for the six months ended December 31, 2007 was $1,029,000, an increase of $29,000, or 3%, compared to net income for the six months ended December 31, 2006 of $1,000,000.

Backlog

Our total backlog as of December 31, 2007 was $32,100,000 compared to $23,300,000 at December 31, 2006. As of December 31, 2007, the backlog increased $8,800,000, or 38%, from December 31, 2006. Up to approximately 70% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that time or at all. Backlog as of June 30, 2007 was $29,900,000. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	Dec. 31, 2007	Dec. 31, 2006	$ Change	% Change
Kreisler Industrial	$31,000,000	$22,800,000	$8,2000,000	36%
Kreisler Polska(1)	1,100,000	500,000	600,000	120%

Total Backlog	$32,100,000	$23,300,000	$8,800,000	38%

(1)	Kreisler Polska December 31, 2007 backlog of 2,766,000 Polish zloty converted at the exchange rate at December 31, 2007

Liquidity and Capital Resources

During the three and six months ended December 31, 2007, we relied on our operating cash flow and cash on-hand to fund most capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand, special funding programs (as available), and external financing sources such as bank debt and lines of credit for future capital expenditures, acquisitions and working capital requirements. As a result, we believe that sufficient liquidity is available from operating cash flow as well as cash on-hand to cover anticipated capital expenditures of approximately $1,000,000 for the period ending December 31, 2008.

Three programs that have contributed to our increased liquidity are (i) the Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”); (ii) the Supplier Agreement between Kreisler Industrial and Citibank N.A. (“Citibank”) and (iii) the advance payments under the MOU between Kreisler Industrial and UTC. These three agreements are described in more detail below:

Additional Project Funding Contract

The APFC between Kreisler Polska and PEDA allowed Kreisler Polska to receive additional funding from the PEDA based on completed capital expenditures. The program contributed approximately 40% or 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of the transaction date of September 30, 2007) of the total qualified capital expenditure cost of 2,988,000 Polish zloty (approximately $1,127,000 at the exchange rate as of the transaction date of September 30, 2007). The funding was received by Kreisler Polska in September 2007 and will be used by Kreisler Polska to fund working capital requirements and purchase additional capital equipment.

Kreisler Polska entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. As of December 31, 2007, Kreisler Polska was in compliance with the terms of the APFC. The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submitted the project completion report to the appropriate Polish government entity. The confirmed receipt date of the project completion report by the appropriate Polish government entity was July 27, 2007. Under certain circumstances, as specified in the APFC, such APFC may be terminated by the PEDA and Kreisler Polska would be obligated to repay any additional funding received from the PEDA and/or will not be eligible to receive additional funding from the PEDA for a period of 3 years after the termination of the contract.

Should Kreisler Polska be unable to meet the requirements of the APFC, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of the transaction date of September 30, 2007) plus interest. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the Project.

Citibank Supplier Agreement

On February 8, 2007, Kreisler Industrial entered into the Supplier Agreement with Citibank. Pursuant to the Supplier Agreement, Citibank provides payment to Kreisler Industrial for accounts receivable owed Kreisler Industrial from customers which are UTC. The sale of the accounts receivable by Kreisler Industrial to Citibank is made without recourse to Kreisler Industrial. The primary effect of the Supplier Agreement is to accelerate the payment of outstanding accounts receivable from approximately 60 days to approximately 10 days. All payments from Citibank to Kreisler Industrial are subject to a discount charge. The discount rate used to calculate the discount charge is the 60-day LIBOR rate plus 1.25%. The discount charge during the three and six months ended December 31, 2007 averaged approximately 1% of the invoice amount.

The Supplier Agreement can be terminated at any time and with immediate effect upon 30 days prior written notice by either party to the other party. Either Kreisler Industrial or Citibank may terminate the Supplier Agreement with immediate effect upon 5 days prior written notice if the other party is in breach or fails to perform any of its material obligations under the Supplier Agreement.

UTC MOU

On April 20, 2007, Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. The estimated 2008 to 2010 sales value of components included in the MOU is approximately $12,000,000. The F119 engine is the sole source engine used on the F-22 Raptor aircraft. Under the MOU, UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components from Kreisler Industrial. In addition, component selling prices under the MOU will be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. Other summary material terms of the MOU are as follows:

•	Three year agreement from January 1, 2008 through December 31, 2010;

•	Advance payment amounts of $448,000 to $552,000 to be paid quarterly beginning April 1, 2007 through March 31, 2008;

•	Kreisler Industrial lowers current unit prices, starting January 1, 2008, in order to provide UTC with $1,000,000 in incremental cost savings over the term of the agreement;

•

If Kreisler Industrial is unable to deliver components to UTC due to financial difficulties or quality discrepancies solely attributable to Kreisler Industrial, UTC will be permitted to recover any remaining portion of the $2,000,000 of advance payment along with the incremental cost savings of $1,000,000; and

•

If Kreisler Industrial and UTC do not enter into the long-term agreement by December 31, 2007, the MOU will be binding on both parties. We are currently in negotiations with UTC to enter into a long-term agreement.

As of December 31, 2007, we received advance payments totaling $1,500,000. We expect to use the $2,000,000 advance payment to increase our global production capacity and capabilities, including equipment and working capital, of aircraft engine components.

Prior to, and, as a result of the MOU, sales of F119 engine components were a significant portion of our military sales during the three and six-month periods ended December 31, 2007 and 2006.

Cash and Cash Equivalents

Our cash and cash equivalents at December 31, 2007 of $7,449,000 increased $2,381,000 or 47%, compared to cash and cash equivalents of $5,068,000 at June 30, 2007. Our increase in cash and cash equivalents was attributable to our receipts of $449,000 (approximately 1,191,000 Polish zloty at the exchange rate as of the transaction date of September 30, 2007) by Kreisler Polska under the APFC and $1,500,000 from UTC under the MOU. This increase is also attributable to faster collection of accounts receivable as part of a February 2007 Supplier Agreement between Kreisler Industrial and Citibank. As of December 31, 2007, $550,000 was also held in short-term investments.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2007 was $2,063,000 compared to $1,433,000 for the six months ended December 31, 2006.

	Six Months Ended Dec. 31,
	2007	2006
Net cash provided by operating activities	$2,063,000	$1,433,000

This increase in cash provided by operating activities was primarily attributable to increases in our deferred revenue (associated with the Kreisler Industrial/UTC MOU), net income, depreciation, and an increase in accounts payable and accrued expenses. These inflows were partially offset by increases in accounts receivable, inventories and other current assets and a decrease in product warranties. During the six months ended December 31, 2007, we benefited from the receipt of $1,000,000 in advance payments under the UTC MOU described in “Liquidity and Capital Resources” section above. While our inventory levels are at higher levels needed to support our increased sales, inventory growth has slowed during the current fiscal year. Our increase in current assets is primarily attributable to a prepayment for capital equipment.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2007 was $293,000 and was primarily attributable to $449,000 received from the PEDA offset by $156,000 used for the purchase of capital equipment.

	Six Months Ended Dec. 31,
	2007	2006
Net cash provided by (used in) investing activities	$293,000	$(778,000)

Net Cash (Used in) Financing Activities

Net cash flows used in financing activities totaled $58,000 for the six months ended December 31, 2007 and consisted of the payment of obligations under capital leases.

	Six Months Ended Dec. 31,
	2007	2006
Net cash (used in) financing activities	$(58,000)	$(107,000)

General Information

The creation of Kreisler Polska exposes us to gains and losses due to fluctuations of a foreign currency. As of December 31, 2007, the accumulated other comprehensive income amounted to $194,682. The net effect after adjusting for a tax expense of $82,441 resulted in an increase in stockholders’ equity of $123,659 at December 31, 2007.

Working capital at December 31, 2007 totaled $13,130,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities at December 31, 2007 were comprised of obligations under capital leases and accrued environmental expenses totaling $201,000 and $435,000, respectively.

Contingencies

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”), N.J.S.A. 58:10-23.11, and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation, N.J.A.C. 7:26E-1.1. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At December 31, 2007, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $435,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA. On February 4, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $382,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

In a letter dated February 23, 2006, we received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $89,591 of which $59,493 is additional income tax expense, $5,503 is for penalties and $24,595 is for interest through March 15, 2006. In accordance with the appropriate New Jersey statutes, we protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. As of February 14, 2008, we have received no notification of the date of the informal administrative conference and we are unable to determine when our appeal will be presented. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

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

Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. Under the MOU, UTC will provide a $2,000,000 advance payment against future deliveries of F119 engine components. As of December 31, 2007, Kreisler Industrial received $1,500,000 of the $2,000,000 in advance payments. This advance payment was not recognized in sales for the six months ended December 31, 2007 or fiscal 2007 sales. The Company began to recognize sales associated with the advance payment on January 1, 2008. Deferred sales will be recognized based on the difference between the baseline selling price and the actual selling price. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU.

Cash, Cash Equivalents and Short-Term Investments

All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on short-term investments were not material at December 31, 2007

Investments at December 31, 2007 and June 30, 2007 consisted of the following:

Cash, cash equivalents and short-term investments
	Dec. 31, 2007	June 30, 2007
Money market and bank deposits	$7,448,818	$5,068,325
Corporate and municipal bonds	550,000	550,000

Cash, cash equivalents and short-term investments	$7,998,818	$5,618,325

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

Accounts receivable - trade is presented net of an allowance for estimated uncollectible accounts of $20,000 at December 31, 2007 and 2006. Management may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

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

Property, plant and equipment as of December 31, 2007 were as follows:

Property, plant and equipment, at cost	$8,053,819
Less – accumulated depreciation	(6,294,202)

Property, Plant and Equipment, net	$1,759,617

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

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis, which is not materially different from a first-in, first-out basis.

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

Certain Relationships and Related-Party Transactions

On July 1, 2005, we entered into a letter agreement (the “Consulting Agreement”) with Wallace N. Kelly, our Chairman of the Board, setting forth the terms of our engagement of Mr. Kelly to render technical advisory services to us in the areas of process engineering, product development, strategic planning, customer and marketing support, as directed by our Chief Executive Officer.

We agreed to pay Mr. Kelly $1,000 for each full (eight hours or greater) day that he performs such services during the term of the Consulting Agreement. For days that Mr. Kelly performs services of less than eight hours, the fee is based on the fraction of actual hours during which the services were performed to eight hours.

We also agreed to reimburse Mr. Kelly for all reasonable out-of-pocket expenses incurred during the term of the Consulting Agreement, including, but not limited to, Mr. Kelly’s commute to or from his home residence, living expenses while on site in New Jersey and certain business travel and entertainment expenses.

The Consulting Agreement became effective on July 1, 2005 and continues until thirty days following a written termination notice by either party to the Consulting Agreement.

For the three and six months ended December 31, 2007, we paid Mr. Kelly $27,250 and $55,750 for technical advisory services and $5,915 and $9,595 for his out-of-pocket expenses. For the three and six months ended December 31, 2006, the Company paid Mr. Kelly $40,500 and $79,000 for technical advisory services and $7,168 and $13,641 for his out of pocket expenses.

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

Item 4

Submission of Matters to a Vote of Security Holders

On December 11, 2007, the Company held its 2007 Annual Meeting of Stockholders. There were a total of 1,867,948 votes entitled to be cast at the meeting. At the meeting, the stockholders (i) elected five (5) directors comprising the Company’s Board of Directors to continue serving on the Company’s Board of Directors (“Proposal 1”) and (ii) approved the Company’s 2007 Stock Incentive Plan (“Proposal 2”).

Set forth below are (i) the names of the persons elected under Proposal 1 to serve on the Company’s Board of Directors for one year until their respective successors are duly elected and qualified or until the director’s earlier resignation or removal and (ii) the results of the voting for Proposal 1.

Nominee	For	Against	Withheld
Wallace N. Kelly	1,713,881	0	35,600
Ronald L. Nussle, Jr.	1,742,881	0	6,600
John W. Poling	1,717,831	0	31,650
Michael D. Stern	1,737,711	0	11,770
Richard T. Swope	1,738,581	0	10,900

Set forth below are the results of voting for Proposal 2:

Proposal	For	Against	Abstain	Broker Non-Vote
Proposal 2	982,405	31,921	20,726	N/A

Item 5	Other Information
None

Item 6	Exhibits

(a)	Exhibits

3.2	Amended and Restated Bylaws of the Company incorporated by reference to the registrant’s Form 8-K filed on December 17, 2007

10.1	Fiscal 2008 Bonus Plan +

10.2	Kreisler Industrial Corporation 2007 Stock Incentive Plan incorporated by reference to the 2007 Proxy Statement filed on November 7, 2007 +

11	Statement regarding computation of per share earnings incorporated by reference to Note 5 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Footnotes to Exhibits

+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Michael D. Stern
Michael D. Stern, Co-President & Chief Executive Officer

/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: February 14, 2008

EXHIBIT INDEX

3.2	Amended and Restated Bylaws of the Company incorporated by reference to the registrant’s Form 8-K filed on December 17, 2007

10.1	Fiscal 2008 Bonus Plan +

10.2	Kreisler Industrial Corporation 2007 Stock Incentive Plan incorporated by reference to the 2007 Proxy Statement filed on November 7, 2007 +

11	Statement regarding computation of per share earnings incorporated by reference to Note 5 to Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-QSB

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Footnotes to Exhibits

+	Management contract or compensatory plan or arrangement