Form 10QSB
period 2008-03-31
KREISLER MANUFACTURING CORP
filed 2008-05-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the issuer’s common stock, par value $.125 per share, as of May 14, 2008 was 1,867,948 shares.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒  No

Forward-Looking Statements

Certain oral statements made by management of Kreisler Manufacturing Corporation (the “Company”) from time-to-time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intends,” “will,” “should,” “may,” “believes,” “expects” and “anticipates, or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1	Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) 3/31/2008	6/30/2007
Assets
Cash and cash equivalents	$7,521,971	$5,068,325
Short-term investments	—	550,000
Accounts receivable – trade (net of $20,000 allowance for uncollectible accounts at March 31, 2008 (unaudited) and June 30, 2007)	2,494,058	2,366,177
Inventories	6,581,027	5,546,983
Deferred tax asset	192	96,312
Other current assets	1,172,975	66,200

Total current assets	17,770,223	13,693,997

Property, plant and equipment, net	1,805,776	2,425,098
Long-term investments	700,000	—
Deferred tax asset	123,942	123,942

Total non-current assets	2,629,718	2,549,040

TOTAL ASSETS	$20,399,941	$16,243,037

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable – trade	$1,721,159	$1,130,990
Accrued expenses	863,997	520,540
Deferred tax liability	139,720	—
Deferred revenue	1,657,812	500,000
Product warranties	—	148,185
Income taxes payable	124,711	—
Obligations under capital leases, current portion	125,234	115,731

Total current liabilities	4,632,633	2,415,446

Obligations under capital leases, net of current portion	161,192	258,343
Accrued environmental cost	440,085	426,117

Total long-term liabilities	601,277	684,460

Stockholders’ Equity
Common stock, $0.125 par value – 6,000,000 shares authorized; 1,867,948 shares issued and outstanding at March 31, 2008 and June 30, 2007	233,494	233,494
Additional paid-in capital	1,032,993	909,625
Retained earnings	13,563,673	11,928,989
Accumulated other comprehensive income	335,871	71,023

Total stockholders’ equity	15,166,031	13,143,131

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$20,399,941	$16,243,037

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31,	2008	2007
Net sales	$7,445,087	$6,247,219
Cost of goods sold	5,977,364	5,261,352
Selling, general and administrative expenses	507,768	540,520

Total costs and expenses	6,485,132	5,801,872

Income from operations	959,955	445,347
Interest and other income	76,774	45,886
Interest and other expenses	(25,305)	(6,315)

Income before income taxes	1,011,424	484,918
Income taxes	(406,019)	(176,794)

Net income	$605,405	$308,124

Net income per common share:
Net income – basic	$0.32	$0.17
Net income – diluted	$0.32	$0.16
Weighted average common shares – basic	1,867,948	1,842,792
Weighted average common shares – diluted	1,881,431	1,881,523

Nine Months Ended March 31,	2008	2007
Net sales	$21,708,880	$17,345,535
Cost of goods sold	17,507,707	13,938,815
Selling, general and administrative expenses	1,626,698	1,320,777

Total costs and expenses	19,134,405	15,259,592

Income from operations	2,574,475	2,085,943
Interest and other income	202,060	131,309
Interest and other expenses	(43,973)	(37,800)

Income before income taxes	2,732,562	2,179,452
Income taxes	(1,097,878)	(871,794)

Net income	$1,634,684	$1,307,658

Net income per common share:
Net income – basic	$0.88	$0.71
Net income – diluted	$0.86	$0.71
Weighted average common shares – basic	1,867,948	1,834,781
Weighted average common shares – diluted	1,893,508	1,853,960

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income

Nine months ended March 31, 2008

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amounts
Balances, June 30, 2007	1,867,948	$233,494	$909,625	$11,928,989	$71,023	$13,143,131
Comprehensive income:
Net income				1,634,684		1,634,684
Foreign currency translation adjustment(1)					264,848	264,848

Total comprehensive income						1,899,532

Stock-based compensation			123,368			123,368

Balances, March 31, 2008 (unaudited)	1,867,948	$233,494	$1,032,993	$13,563,673	$335,871	$15,166,031

(1)	Net of tax expense of $176,566

The accompanying notes are an integral part of these interim consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended March 31,	2008	2007
Cash Flows from Operating Activities:
Net income	$1,634,684	$1,307,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,982	454,741
Deferred tax expense (benefit)	59,273	(2,547)
Stock-based compensation	123,368	14,027
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	(99,900)	1,353,238
Inventories	(1,026,132)	(1,585,512)
Other current assets	(1,074,520)	(6,499)
Accounts payable – trade	580,110	688,593
Accrued expenses	349,157	125,372
Deferred revenue	1,157,812	—
Product warranties	(148,185)	235,000
Income taxes payable	124,711	(34,314)
Accrued environmental costs	13,968	—

Net Cash Provided by Operating Activities	2,205,328	2,549,757

Cash Flows from Investing Activities:
Foreign grant for property and equipment placed in service	448,817	(550,000)
Purchases of property and equipment	(155,790)	(835,697)
Purchase of investments	(150,000)	—

Net Cash Provided by (Used in) Investing Activities	143,027	(1,385,697)

Cash Flows from Financing Activities:
Repayment of obligations under capital leases	(87,648)	(126,920)
Repayment of line of credit	—	(54,810)
Proceeds from exercise of stock options	—	93,544

Net Cash (Used in) Financing Activities	(87,648)	(88,186)

Effect of foreign currency translation	192,939	34,155

Increase in cash and cash equivalents	2,453,646	1,110,029
Cash and cash equivalents, beginning of period	5,068,325	3,295,947

Cash and cash equivalents, end of period	$7,521,971	$4,405,976

Supplemental Disclosure of Cash Flow Information
Cash paid during the periods for:
Income taxes	$824,000	$899,050
Interest	$20,488	$28,893
Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	—	$67,241

The accompanying notes are an integral part of these interim consolidated financial statements

Kreisler Manufacturing Corporation and Subsidiaries

Notes to the Interim Consolidated Financial Statements

(Unaudited)

1. Principles of Consolidation

The interim consolidated financial statements include the accounts of Kreisler Manufacturing Corporation and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), after the elimination of inter-company transactions and accounts. Unless the context indicates otherwise, the use of “we,” “us,” “our” or the “Company” refers to Kreisler Manufacturing Corporation and its subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. Interim results are not necessarily indicative of results for a full year.

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

2. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS No. 160 is not expected to have a significant impact on our financial position, results of operations or cash flows occurring in fiscal 2010 and thereafter.

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

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At March 31, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $440,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On May 13, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $392,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

At March 31, 2008, estimated remediation payments were as follows:

Estimated Remediation Payments at March 31, 2008
2008	$—
2009	—
2010	467,630
2011	14,700

482,330
Unamortized discount	(42,245)

Total	$440,085

In a letter dated February 23, 2006, we received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $103,781 of which $59,493 is additional income tax expense, $5,503 is for penalties and an estimated amount of $38,785 is for interest through March 31, 2008. In accordance with the appropriate New Jersey statutes, we protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. On April 29, 2008, we participated in an informal administrative hearing with the Conference and Appeals Branch. We anticipate a ruling on our appeal by June 30, 2008. The amount of interest potentially due is dependent on the final settlement date and is subject to increase.

4. Inventories

At March 31, 2008 and June 30, 2007, inventories consisted of the following:

	(unaudited)
	March 31, 2008	June 30, 2007
Raw materials	$4,030,820	$3,463,696
Work in process	2,083,618	1,567,170
Finished goods	466,589	516,117

	$6,581,027	$5,546,983

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

(Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$605,405	$308,124	$1,634,684	$1,307,658

Weighted-average shares outstanding	1,867,948	1,842,792	1,867,948	1,834,781
Dilutive impact of stock options	13,483	38,731	25,560	19,179

Weighted-average shares outstanding assuming dilution	1,881,431	1,881,523	1,893,508	1,853,960

Net income per common share:
Basic	$0.32	$0.17	$0.88	$0.71
Diluted	$0.32	$0.16	$0.86	$0.71

6. Segment Information

We manage our business based principally upon geographic areas. We evaluate performance and allocate resources based on net sales, operating income (loss) and net assets employed. Net sales are attributed to geographic areas based on the location of the assets producing the sales.

Geographic information regarding our net sales and long-lived assets for the three and nine months ended March 31, 2008 and 2007, respectively, was as follows:

Selected Financial Results by Geographic Segment (unaudited)

Three Months Ended March 31, 2008	United States	Poland	Total
Sales to unaffiliated customers	$7,333,732	$111,355	$7,445,087
Income from operations	854,071	105,884	959,955
Interest and other income	69,759	7,015	76,774
Interest and other expense	(24,912)	(393)	(25,305)

Income before income tax expense	898,918	112,506	$1,011,424

Segment assets	$17,743,790	$2,656,151	$20,399,941
Depreciation	$92,549	$(57,648)	$34,901

Three Months Ended March 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$6,225,014	$22,205	$6,247,219
Income from operations	407,817	37,530	445,347
Interest and other income	45,154	732	45,886
Interest and other expense	(8,952)	2,637	(6,315)

Income before income tax expense	$444,019	$40,899	$484,918

Segment assets	$13,097,846	$2,263,698	$15,361,544
Depreciation	$105,884	$91,057	$196,941

Nine Months Ended March 31, 2008	United States	Poland	Total
Sales to unaffiliated customers	$21,507,591	$201,289	$21,708,880
Income (loss) from operations	2,649,411	(74,936)	2,574,475
Interest and other income	190,583	11,477	202,060
Interest and other expense	(43,520)	(453)	(43,973)

Income (loss) before income tax expense	2,796,474	(63,912)	$2,732,562

Segment assets	$17,743,790	$2,656,151	$20,399,941
Depreciation	$270,386	$240,596	$510,982

Nine Months Ended March 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$17,307,274	$38,261	$17,345,535
Income (loss) from operations	2,150,246	(64,303)	2,085,943
Interest and other income	126,679	4,630	131,309
Interest and other expense	(28,593)	(9,207)	(37,800)

Income (loss) before income tax expense	$2,248,332	$(68,880)	$2,179,452

Segment assets	$13,097,846	$2,263,698	$15,361,544
Depreciation	$315,738	$139,003	$454,741

7. Significant Customers and Suppliers

Net sales to two commercial customers (“Commercial Customers A & B”) and the United States Government represented the following percentages of net sales:

Percentage of Net Sales (unaudited)

Three Months Ended March 31,	2008	2007
Commercial Customer A	50%[1]	64%
Commercial Customer B	12%	1%
U.S. Government	7%	3%

Nine Months Ended March 31,	2008	2007
Commercial Customer A	53%[1]	58%
Commercial Customer B	10%	6%
U.S. Government	6%	4%

[1]

The sales amount includes $342,000 of deferred revenue recognized in connection with UTC MOU, as defined below. See the “Liquidity and Capital Resources” sub-section of Part I, Item 2 “Management’s Discussion and Analysis or Plan of Operation” for a description of the UTC MOU.

Net sales to Commercial Customers A & B and the United States Government were as follows:

Net Sales (unaudited)

Three Months Ended March 31,	2008		2007
Commercial Customer A	$3,740,000	[1]	$3,973,000
Commercial Customer B	873,000		51,000
U.S. Government	535,000		164,000

Nine Months Ended March 31,	2008		2007
Commercial Customer A	$11,561,000	[1]	$10,143,000
Commercial Customer B	2,209,000		995,000
U.S. Government	1,390,000		674,000

[1]

The sales amount includes $342,000 of deferred revenue recognized in connection with the UTC MOU. See the “Liquidity and Capital Resources” sub-section of Part I, Item 2 “Management’s Discussion and Analysis or Plan of Operation” for a description of the UTC MOU.

Accounts receivable from Commercial Customers A & B and the United States Government at March 31, 2008 and 2007 were as follows:

Accounts Receivable (unaudited)

	March 31, 2008		March 31, 2007
Commercial Customer A	$263,000	[1]	$1,479,000
Commercial Customer B	553,000		85,000
U.S. Government	126,000		113,000

[1]	Excludes $500,000 in deferred revenue under the UTC MOU which was invoiced by Kreisler Industrial during March 2008 but not paid by the customer. The $500,000 is included in other current assets.

We purchased more than 10% of detail components used in the products manufactured by us from each of three outside suppliers during the nine months ended March 31, 2008 and from two suppliers during the nine months ended March 31, 2007. Alternative suppliers of these components are available and we believe that the loss of any of these suppliers would not have a long-term material impact on our operations.

We do not have any long-term or fixed purchase agreements with our suppliers. Materials used in our products are purchased, as required, from various suppliers. While two suppliers represented approximately 14% and 11%, respectively, of our purchased materials cost during the nine months ended March 31, 2008, we believe that alternative suppliers of these components are available such that the loss of either of these suppliers would not have a long-term material impact on us. At times, our customers require raw materials or components to be purchased from designated suppliers. We procure approximately 10% of our purchased material components from the third supplier, a designated supplier of proprietary components. Should this supplier no longer be able to provide proprietary components, an alternative supplier of these proprietary components is available to us, which may have longer delivery lead-times and higher prices. We also use a variety of raw materials in the manufacture of our products. Increased delivery lead-times for some raw materials, particularly titanium and nickel-based alloys, have been experienced along with significant price increases in the cost of those alloys. Smaller cost increases were also experienced in stainless steel alloys used by us. We were able to mitigate some of the effects of longer lead-times and rising raw material costs through an increase in quoted lead-times, forward planning and a partial pass through of cost increases to customers. Future shortages or price fluctuations in raw materials could have a material adverse effect on our operations.

8. Product Warranty Expense

During April 2007, Kreisler Industrial was informed by a customer that industrial gas turbine components provided by Kreisler Industrial during fiscal 2006 needed to be replaced due to a quality discrepancy specific to this customer, which was subsequently rectified by Kreisler. As a result, we incurred a charge for the three months ended March 31, 2007 of $235,000, which was the estimated replacement cost of the components. Kreisler Industrial completed shipment of replacement components, at no additional cost to this customer, as of October 22, 2007.

Item 2	Management’s Discussion and Analysis or Plan of Operation

Overview

Kreisler Manufacturing Corporation and its wholly owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), manufacture precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbines. Unless the context indicates otherwise, the use of “we,” “us,” “our” or the “Company” refers to Kreisler Manufacturing Corporation and its subsidiaries. Our products include tube assemblies of multiple sizes and configurations as well as machined components and are typically manufactured to the designs and specifications of the particular customer. Our products may be made of various materials, including titanium, nickel and stainless steel. These high-quality engineered tube assemblies transfer fuel, oil, water, air and hydraulic fluids. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who supply engines or engine components to various branches of the United States Department of Defense or to commercial businesses. This section should be read in conjunction with our unaudited interim consolidated financial statements and notes to such financial statements included in this Quarterly Report on Form 10-QSB

Our sales for the three and nine months ended March 31, 2008 were $7,445,000 and $21,709,000, respectively, compared to our sales for the three and nine months ended March 31, 2007 of $6,247,000 and $17,346,000, respectively. Our net income for the three and nine months ended March 31, 2008 was $605,000 and $1,635,000, respectively, compared to our net income for the three and nine months ended March 31, 2007 of $308,000 and $1,308,000, respectively. Our results for the three and nine months ended March 31, 2007 included a charge of $235,000 attributable to a since-resolved customer product warranty claim (see Note 8 to the Notes to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information). Our costs, such as overhead and purchased material costs, remained in line with our expectations though such costs may rise if we create new managerial positions to support continued growth.

We believe that we are unique among most tube and pipe fabricators in our markets due to our public company status, sales size and international presence. Our strategy is to focus on (i) expanding our global footprint and capitalizing on emerging strategic opportunities; (ii) continuing to improve our product quality to increase customer satisfaction and lower costs; and (iii) developing the expertise of our employees. We also continue to target organic sales opportunities while seeking to manage our costs growth at a rate below sales growth. As in the past, we are concerned about continuing customer pricing pressure and intend to continue our focus on controlling future costs through (i) the introduction of long-term agreements with our suppliers, (ii) increased use of economic order quantities with our suppliers and (iii) improved manufacturing productivity at both Kreisler Industrial and Kreisler Polska.

We expect the renovation of Kreisler Polska’s tube and pipe facility to be completed on or about June 30, 2008 and to be operational in the second half of calendar year 2008. We believe this will increase our capacity and attract new customers outside the United States. We will again have a sales and marketing presence at the bi-annual Farnborough Air Show outside London in July 2008.

We provide, under a Memorandum of Understanding (“MOU”) between Kreisler Industrial and United Technologies Corporation (“UTC”), the majority of tube and manifold components used on the F119 engine (2 engines per F-22 aircraft) which is the only engine currently certified for use on the F-22 Raptor. As a result, sales of F119 engine components represent an important part of our military sales for the current and next two fiscal years. Effective January 1, 2008, we began to recognize deferred revenue under the MOU. For the three months ended March 31, 2008, we recognized $342,000 in deferred revenue and received $1,500,000 in advance payments out of the total amount of $2,000,000. See the sub-section “Liquidity and Capital Resources” below for a description of the MOU.

As of March 31, 2008, we held $700,000 of long-term investments. These long-term investments represent AAA-rated auction rate securities and have been affected by the ability of the financial markets to trade such securities. See the sub-section “Liquidity and Capital Resources” below for a further description of these auction rate securities.

We monitor global economic conditions that could affect us, and we believe that we are prepared to respond accordingly if an economic slowdown should have the potential to affect us.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales

Sales increased $1,198,000, or 19%, to $7,445,000 for the three months ended March 31, 2008 compared with sales of $6,247,000 for the three months ended March 31, 2007. Our sales and sales changes by industry market area for the three months ended March 31, 2008 and 2007, respectively, were as follows:

Three Months Ended March 31,
Industry Market Area	Sales				Percent of Sales
	2008	2007	$ Change	% Change	2008	2007
Commercial	$2,680,000	$2,874,000	$(194,000)	(7)%	36%	46%
Military	3,723,000	2,999,000	724,000	24%	50%	48%
Industrial Gas Turbine	1,042,000	374,000	668,000	179%	14%	6%
Total	$7,445,000	$6,247,000	$1,198,000	19%	100%	100%

Our commercial aircraft engine sales of $2,680,000 for the three months ended March 31, 2008 decreased $194,000, or 7%, compared to our sales for the three months ended March 31, 2007. Our sales decline for commercial components was primarily attributable to lower after-market demand for PW4000 aircraft engine components partially offset by increased customer demand for components used in the V2500, GP7000 and CF34 aircraft engines (used on the Airbus A320, Airbus A380 and 70 to 122 passenger regional jet aircraft, respectively).

Our sales of components used in military engine applications of $3,723,000 for the three months ended March 31, 2008 increased $724,000, or 24%, compared to sales of $2,999,000 for the three months ended March 31, 2007. Most of the sales increase was attributable to increased sales of components for the F135 (used on the F-35 Lightning II aircraft), F100 (used on the F-15 and F-16 aircraft) aircraft engines as well as higher spare parts sales to the U.S. Department of Defense which were partially offset by lower demand for components used in the F119 aircraft engine (used on the F-22 Raptor).

For the three months ended March 31, 2008, our sale of products to the industrial gas turbine industry increased to $1,042,000 compared to sales of $374,000 for the three months ended March 31, 2007. This $668,000, or 179%, increase was primarily attributable to increased demand for components used in Siemens 501F large industrial gas turbines. The demand for these components is affected by after-market demand and new turbine requirements.

Cost of Goods Sold and Gross Margin

Cost of goods sold for the three months ended March 31, 2008 was 80.3% of sales, or $5,977,000, compared to 84.2% of sales, or $5,261,000, for the three months ended March 31, 2007.

Our cost of goods sold and gross margins for the three months ended March 31, 2008 and 2007, respectively, were as follows:

Three Months Ended March 31,	2008	2007	$ Change	% Change
Sales	$7,445,000	$6,247,000	$1,198,000	19.2%
Cost of goods sold (“COGS”)	5,977,000	5,261,000	716,000	13.6%
COGS percentage of sales	80.3%	84.2%
Gross margin	$1,468,000	$986,000	$482,000	48.9%
Gross margin percent	19.7%	15.8%	—

Our increase in cost of goods sold was primarily attributable to an increase in purchased materials due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of production-related employees at Kreisler Industrial and Kreisler Polska. We also benefited from an adjustment to Kreisler Polska’s depreciation expense which was primarily attributable to adjusting the underlying cost and accumulated depreciation of our capital expenditures associated with the APFC, as defined below. This resulted in a $58,000 depreciation expense benefit for the three months ended March 31, 2008. See the sub-section “Liquidity and Capital Resources” below for a further description of the APFC. Our gross margin increased almost four percentage points to 19.7% for the three months ended March 31, 2008 compared to a gross margin of 15.8% for the three months ended March 31, 2007. Our gross margin improvement was primarily attributable to a $235,000 product warranty expense incurred during the three months ended March 31, 2007 and no corresponding expense during the three months ended March 31, 2008.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2008 were 6.8% of sales, or $508,000, compared to 8.7% of sales, or $541,000, for the three months ended March 31, 2007, a decrease of $33,000, or 6.1%.

Our selling, general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively, were as follows:

Three Months Ended March 31,	2008	2007	$ Change	% Change
Sales	$7,445,000	$6,247,000	$1,198,000	19.2%
Selling, general and administrative expenses (“SG&A”)	508,000	541,000	(33,000)	(6.1)%
SG&A percentage of sales	6.8%	8.7%	—	—

Most of our decrease in selling, general and administrative expenses was the result of amounts paid during the three months ended March 31, 2007 associated with the exercise of stock options under our now-expired 1997 Stock Option Plan which had no similar expense during the three months ended March 31, 2008 as well as lower legal fees, accounting fees and bonus accrual amounts which were partially offset by stock based compensation expenses in accordance with SFAS No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R”) totaling $37,000 as well as increased professional fees associated with employee training.

Income, Interest Expense and Taxes

Summarized below are the income, interest expense and tax amounts and period-over-period change for the three months ended March 31, 2008 and 2007, respectively.

Three Months Ended March 31,	2008	2007	$ Change	% Change
Sales	$7,445,000	$6,247,000	$1,198,000	19.2%
Total costs and expenses	6,485,000	5,802,000	683,000	11.8%

Income from operations	960,000	445,000	515,000	115.7%
Interest & other income	77,000	46,000	31,000	67.4%
Interest & other expense	(26,000)	(6,000)	20,000	333.3%

Income before income taxes	1,011,000	485,000	526,000	108.5%
Income tax expense	(406,000)	(177,000)	229,000	129.4%

Net income	$605,000	$308,000	$297,000	96.4%

Income from operations for the three months ended March 31, 2008 was $960,000, an increase of $515,000, or 116%, compared to $445,000 for the three months ended March 31, 2007. Income from operations for the three months ended March 31, 2007 was affected by a $235,000 product warranty expense and a $129,000 sales reduction attributable to a cancelled U.S. Government sales order. We did not experience any corresponding warranty expense and did not experience sales order cancellations during the three months ended March 31, 2008.

Interest and other income of $77,000 for the three months ended March 31, 2008 was $31,000 higher, or 67.4%, compared to the three months ended March 31, 2007 and was primarily attributable to higher cash balances due to faster customer payments in accordance with the Kreisler Industrial and Citibank Supplier Agreement (the “Supplier Agreement”) and the advance payments under the MOU between Kreisler Industrial and UTC. The Supplier Agreement and MOU are described below in the sub-section “Liquidity and Capital Resources.”

Income before income taxes for the three months ended March 31, 2008 of $1,011,000 was $526,000 higher, or 108.5%, compared to income before income taxes for the three months ended March 31, 2007 of $485,000.

Income tax expense for the three months ended March 31, 2008 of $406,000 was $229,000 higher, or 129.4%, compared to income tax expense for the three months ended March 31, 2007 of $177,000. Our effective tax rate of 40.2% for the three months ended March 31, 2008 was higher than our 36.5% tax rate for the three months ended March 31, 2007 due to a change in the estimate of our overall annual tax expense during fiscal 2007.

Net income for the three months ended March 31, 2008 was $605,000, an increase of $297,000, or 96.4%, compared to net income for the three months ended March 31, 2007 of $308,000.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Sales

Sales increased $4,363,000, or 25%, to $21,709,000 for the nine months ended March 31, 2008 compared with sales of $17,346,000 for the nine months ended March 31, 2007. Our sales and sales changes by industry market area for the nine months ended March 31, 2008 and 2007, respectively, were as follows:

Nine Months Ended March 31,
Industry Market Area	Sales				Percent of Sales
	2008	2007	$ Change	% Change	2008	2007
Commercial	$7,873,000	$7,459,000	$414,000	6%	36%	43%
Military	10,855,000	8,153,000	2,702,000	33%	50%	47%
Industrial Gas Turbine	2,981,000	1,734,000	1,247,000	72%	14%	10%
Total	$21,709,000	$17,346,000	$4,363,000	25%	100%	100%

Our commercial aircraft engine sales of $7,873,000 for the nine months ended March 31, 2008 increased $414,000, or 6%, compared to sales for the nine months ended March 31, 2007. Our sales growth continues to be primarily attributable to an increased need for components used in the V2500 and CF34 aircraft engines as well as short-term increases in GP7000 components. These increases were partially offset by reduced requirements for various other commercial engine programs.

Our sales of components used in military engine applications of $10,855,000 for the nine months ended March 31, 2008 increased $2,702,000, or 33%, compared to our sales of $8,153,000 for the nine months ended March 31, 2007. We experienced increased sales of components for the F119 and F100 aircraft engines as well as increased sales of spare parts to the U.S Government. These increases were partially offset by lower shipments of development components for the F135 aircraft engine.

For the nine months ended March 31, 2008, our sales of products to the industrial gas turbine industry increased to $2,981,000 compared to sales of $1,734,000 for the nine months ended March 31, 2007. This $1,247,000, or 72%, increase was primarily attributable to increased demand for components used in large industrial gas turbines such as the Siemens 501F.

Cost of Goods Sold and Gross Margin

Cost of goods sold for the nine months ended March 31, 2008 was 80.6% of sales, or $17,508,000, compared to 80.4% of sales, or $13,939,000, for the nine months ended March 31, 2007.

Our cost of goods sold and gross margins for the nine months ended March 31, 2008 and 2007, respectively, were as follows:

Nine Months Ended March 31,	2008	2007	$ Change	% Change
Sales	$21,709,000	$17,346,000	$4,363,000	25.2%

Cost of goods sold (“COGS”)	17,508,000	13,939,000	3,569,000	25.6%
COGS percentage of sales	80.6%	80.4%

Gross margin	$4,201,000	$3,407,000	$794,000	23.3%
Gross margin percent	19.4%	19.6%	—	—

Our increase in cost of goods sold was primarily attributable to an increase in purchased materials due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of production-related employees at Kreisler Industrial and Kreisler Polska. Our gross margin decreased two tenths of a percentage points to 19.4% for the nine months ended March 31, 2008 compared to a gross margin of 19.6% for the nine months ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2008 were 7.5% of sales, or $1,627,000, compared to 7.6% of sales, or $1,321,000, for the nine months ended March 31, 2007. Selling, general and administrative expenses for the nine months ended March 31, 2008 increased $306,000, or 23.2%, compared to the nine months ended March 31, 2007.

Our selling, general and administrative expenses for the nine months ended March 31, 2008 and 2007, respectively, were as follows:

Nine Months Ended March 31,	2008	2007	$ Change	% Change
Sales	$21,709,000	$17,346,000	$4,363,000	25.2%

Selling, general and administrative expenses (“SG&A”)	1,627,000	1,321,000	306,000	23.2%
SG&A percentage of sales	7.5%	7.6%	—	—

The majority of our increase in selling, general and administrative expenses during the nine months ended March 31, 2008 was the result of higher employee-related costs and benefits at Kreisler Industrial and Kreisler Polska, including stock based compensation expenses in accordance with SFAS No. 123R totaling $107,000 as well as higher sales commissions and professional fees. These cost increases were partially offset by lower Board of Director fees due to a change in the timing of director compensation payments compared to the prior fiscal year, lower bonus accrual amounts and lower sales & marketing costs during the period.

Income, Interest Expense and Taxes

Summarized below are the income, interest expense and tax amounts and period-over-period change for the nine months ended March 31, 2008 and 2007, respectively.

Nine Months Ended March 31,	2008	2007	$ Change	% Change
Sales	$21,709,000	$17,346,000	$4,363,000	25.2%
Total costs and expenses	19,134,000	15,260,000	3,874,000	25.4%

Income from operations	2,575,000	2,086,000	489,000	23.4%

Interest & other income	202,000	131,000	71,000	54.2%
Interest & other expense	(44,000)	(38,000)	6,000	15.8%

Income before income taxes	2,733,000	2,179,000	554,000	25.4%

Income tax expense	(1,098,000)	(871,000)	227,000	26.1%

Net income	$1,635,000	$1,308,000	$327,000	25%

Income from operations for the nine months ended March 31, 2008 was $2,575,000, an increase of $489,000, or 23.4%, compared to $2,086,000 for the nine months ended March 31, 2007. Income from operations for the nine months ended March 31, 2007 was affected by a $235,000 product warranty expense and a $129,000 sales reduction attributable to a cancelled U.S. Government sales order. We did not experience any corresponding warranty expense and did not experience sales order cancellations during the nine months ended March 31, 2008.

Interest and other income of $202,000 for the nine months ended March 31, 2008 was $71,000 higher, or 54.2%, compared to the nine months ended March 31, 2007 and was primarily attributable to higher cash balances due to faster customer payments in accordance with the Supplier Agreement and the advance payments under the MOU between Kreisler Industrial and UTC. The Supplier Agreement and MOU are described below in the sub-section “Liquidity and Capital Resources.”

Income before income taxes for the nine months ended March 31, 2008 of $2,733,000 was $554,000 higher, or 25.4%, compared to income before income taxes for the nine months ended March 31, 2007 of $2,179,000.

Income tax expense for the nine months ended March 31, 2008 of $1,098,000 was $227,000 higher, or 26.1%, compared to income tax expense for the nine months ended March 31, 2007 of $871,000. Our effective tax rate of 40.2% for the nine months ended March 31, 2008 was slightly higher than our 40.0% tax rate for the nine months ended March 31, 2007.

Net income for the nine months ended March 31, 2008 was $1,635,000, an increase of $327,000, or 25%, compared to net income for the nine months ended March 31, 2007 of $1,308,000.

Backlog

Our total backlog as of March 31, 2008 was $32,400,000 compared to $29,689,000 at March 31, 2007, an increase of $2,711,000, or 9%. Up to approximately 74% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that time or at all. Backlog as of June 30, 2007 was $29,900,000. Backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	March 31, 2008	March 31, 2007	$ Change	% Change
Kreisler Industrial	$31,200,000	$29,000,000	$2,200,000	8%
Kreisler Polska(1)	1,200,000	689,000	511,000	74%

Total Backlog	$32,400,000	$29,689,000	$2,711,000	9%

(1)	Kreisler Polska March 31, 2008 backlog of 2,658,000 Polish zloty converted at the exchange rate at March 31, 2008 compared to 1,998,000 Polish zloty converted at the exchange rate at March 31, 2007.

Liquidity and Capital Resources

During the three and nine months ended March 31, 2008, we relied on our operating cash flow and cash on-hand to fund our capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand, special funding programs (as available), and external financing sources such as bank debt and lines of credit for future capital expenditures, acquisitions and working capital requirements. As a result, we believe that sufficient liquidity is available from operating cash flow as well as cash on-hand to cover expected capital expenditures of approximately $1,000,000 for the 12 month period ending March 31, 2009.

Three programs that have contributed to our increased liquidity are (i) the Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”); (ii) the Supplier Agreement between Kreisler Industrial and Citibank N.A. (“Citibank”) and (iii) the advance payments under the MOU between Kreisler Industrial and UTC. These three agreements are described in more detail below.

Additional Project Funding Contract

The APFC between Kreisler Polska and PEDA allowed Kreisler Polska to receive additional funding from the PEDA based on completed capital expenditures. The program contributed approximately 40% or 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of the transaction date of September 30, 2007) of the total qualified capital expenditure cost of 2,988,000 Polish zloty (approximately $1,127,000 at the exchange rate as of the transaction date of September 30, 2007). The funding was received by Kreisler Polska in September 2007 and was used by Kreisler Polska to fund working capital requirements and purchase additional capital equipment.

Kreisler Polska entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. As of March 31, 2008, Kreisler Polska was in compliance with the terms of the APFC. The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submitted the project completion report to the appropriate Polish government entity. The confirmed receipt date of the project completion report by the appropriate Polish government entity was July 27, 2007. Under certain circumstances, as specified in the APFC, such APFC may be terminated by the PEDA and Kreisler Polska would be obligated to repay any additional funding received from the PEDA and/or will not be eligible to receive additional funding from the PEDA for a period of 3 years after the termination of the contract.

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

Citibank Supplier Agreement

On February 8, 2007, Kreisler Industrial entered into the Supplier Agreement with Citibank. Pursuant to the Supplier Agreement, Citibank provides payment to Kreisler Industrial for accounts receivable owed Kreisler Industrial from UTC customers. The sale of the accounts receivable by Kreisler Industrial to Citibank is made without recourse to Kreisler Industrial. The primary effect of the Supplier Agreement is to accelerate the payment of outstanding accounts receivable from approximately 60 days to approximately 10 days. All payments from Citibank to Kreisler Industrial are subject to a discount charge. The discount rate used to calculate the discount charge is the 60-day LIBOR rate plus 1.25%. The discount charge during the three and nine months ended March 31, 2008 averaged approximately 1% of the invoice amount.

The Supplier Agreement can be terminated at any time and with immediate effect upon 30 days prior written notice by either party to the other party. Either Kreisler Industrial or Citibank may terminate the Supplier Agreement with immediate effect upon 5 days prior written notice if the other party is in breach or fails to perform any of its material obligations under the Supplier Agreement.

UTC MOU

On April 20, 2007, Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. The estimated 2008 to 2010 sales value of components included in the MOU is approximately $12,000,000. The F119 engine is the sole source engine used on the F-22 Raptor aircraft. Under the MOU, UTC is obligated to provide $2,000,000 of advance payments against future deliveries of F119 engine components from Kreisler Industrial. As of March 31, 2008, we received $1,500,000 of the expected $2,000,000 of advance payments. The remaining $500,000 has been invoiced by us but not yet paid by the customer. We have used or expect to use the $2,000,000 advance payment to increase our global production capacity and capabilities, including equipment, working capital and productivity enhancements, of aircraft engine components.

Pursuant to the MOU, Kreisler Industrial lowered current unit prices, starting January 1, 2008, in order to provide UTC with $1,000,000 in incremental cost savings over the term of the agreement. In addition, component selling prices under the MOU may be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. Other summary material terms of the MOU are as follows:

•	Three year agreement from January 1, 2008 through December 31, 2010; and

•

If Kreisler Industrial is unable to deliver components to UTC due to financial difficulties or quality discrepancies solely attributable to Kreisler Industrial, UTC will be permitted to recover any remaining portion of the $2,000,000 of advance payment along with the incremental cost savings of $1,000,000.

Because Kreisler Industrial and UTC did not enter into the long-term agreement by December 31, 2007, the MOU became binding on both parties. We are currently in negotiations with UTC to enter into a long-term agreement and expect such negotiations to be completed by December 31, 2008.

Cash and Cash Equivalents

Our cash and cash equivalents at March 31, 2008 of $7,522,000 increased $2,454,000 or 48%, compared to cash and cash equivalents of $5,068,000 at June 30, 2007. Our increase in cash and cash equivalents was attributable to our receipts of $449,000 (approximately 1,191,000 Polish zloty at the exchange rate as of the transaction date of September 30, 2007) by Kreisler Polska under the APFC and $1,500,000 from UTC under the MOU. This increase was also attributable to faster collection of accounts receivable as a result of the Supplier Agreement with Citibank.

Long-Term Investments

At March 31, 2008, we held approximately $700,000 of long-term investments, with an auction reset feature (“auction rate securities”) whose underlying assets were generally real estate investments or student loans. Auctions have failed for some of these auction rate securities and there is no assurance that successful auctions on the other auction rate securities in our investment portfolio will succeed and, as a result, our ability to liquidate our investment and fully recover the carrying value of our long-term investment in the near term may be limited or not exist. An auction failure means that the party wishing to sell auction rate securities could not consummate the sale. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and/or the security credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Although there is no assurance, we believe we will be able to liquidate our investment without significant loss and we currently believe these securities are not significantly impaired; however, it could take until the final maturity of the underlying notes (up to 34 years) to realize the value of these securities. Although there is no assurance, based on our expected operating cash flows, working capital of $13,100,000 at March 31, 2008 and other sources of cash, we do not anticipate that the lack of liquidity on these investments will affect our ability to execute our current business plan. Although there is no assurance, we also believe that, should it become necessary, we would be able to borrow against these securities. However, the terms of such borrowings may not be favorable to us.

We do not maintain investments in equities, commodities or derivatives and do not presently enter into transactions denominated in currencies other than the U.S. dollar. With the exception of the auction rate securities discussed above, we have minimal interest rate risk on investments or other assets.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2008 was $2,205,000 compared to $2,550,000 for the nine months ended March 31, 2007.

	Nine Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$2,205,000	$2,550,000

The decrease in net cash provided by operating activities was primarily attributable to increases in inventory, accounts receivable and other current assets partially offset by increases in our deferred revenue (associated with the Kreisler Industrial/UTC MOU), net income, accounts payable and accrued expenses and a decrease in product warranties. During the nine months ended March 31, 2008, we benefited from the receipt of $1,500,000 in advance payments under the UTC MOU described in “Liquidity and Capital Resources” sub-section above. We have increased our inventory levels and, as a result, we believe these increases contributed to improvements in our customer on-time delivery performance. Our increase in current assets was primarily attributable to a prepayment for capital equipment and leasehold improvements.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2008 was $143,000 and was primarily attributable to $449,000 received from the PEDA offset by $156,000 used for the purchase of capital equipment and $150,000 used to purchase long-term investments.

	Nine Months Ended March 31,
	2008	2007
Net cash provided by (used in) investing activities	$143,000	$(1,386,000)

Net Cash (Used in) Financing Activities

Net cash flows used in financing activities totaled $88,000 for the nine months ended March 31, 2008 and consisted of the payment of obligations under capital leases.

	Nine Months Ended March 31,
	2008	2007
Net cash (used in) financing activities	$(88,000)	$(88,000)

General Information

The creation of Kreisler Polska exposes us to gains and losses due to fluctuations of a foreign currency. As of March 31, 2008, the accumulated other comprehensive income amounted to $335,871. The net effect after adjusting for a tax expense of $176,566 resulted in an increase in stockholders’ equity of $264,848 at March 31, 2008.

Working capital at March 31, 2008 totaled $13,138,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities at March 31, 2008 were comprised of obligations under capital leases and accrued environmental expenses totaling $161,000 and $440,000, respectively.

Contingencies

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At March 31, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $440,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On May 13, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $392,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

In a letter dated February 23, 2006, we received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. The amount of the final audit determination totaled $103,781 of which $59,493 is additional income tax expense, $5,503 for penalties and an estimated amount of $38,785 for interest expense through March 31, 2008. In accordance with the appropriate New Jersey statutes, we protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. On April 29, 2008, we participated in an informal administrative hearing with the Conference and Appeals Branch. We anticipate a ruling on our appeal by June 30, 2008. The amount of interest potentially due is dependent on the final settlement date.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates require significant accounting judgments to be made by us. Note A in the “Notes to the Consolidated Financial Statements” in our Annual Report on Form 10-KSB for fiscal year ended June 30, 2007 filed with the SEC provides additional details regarding all of our critical and significant accounting policies.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly owned. All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This is typically when the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, we have a high degree of certainty, based on historical performance, that the product will be accepted by the customer. Our manufacturing cycle time is typically between two and four weeks.

Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. Under the MOU, UTC agreed to provide a $2,000,000 advance payment against future deliveries of F119 engine components, subject to certain conditions. As of March 31, 2008, Kreisler Industrial received $1,500,000 in advance payments. Prior to January 1, 2008, we deferred recognizing sales from these advance payments. Deferred sales are recognized based on the difference between the baseline selling price and the actual selling price. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU. Starting January 1, 2008, we recognized deferred sales associated with the advance payments. For the three months ended March 31, 2008, such deferred sales totaled $342,000.

Cash, Cash Equivalents and Short-Term Investments

All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of our short-term investments are classified as available-for-sale at the respective balance sheet dates. We account for our investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on short-term investments were not material at March 31, 2008.

Cash, cash equivalents and short-term investments at March 31, 2008 and June 30, 2007 consisted of the following:

Cash, cash equivalents and short-term investments

	March 31, 2008	June 30, 2007
Money market and bank deposits	$7,521,971	$5,068,325
Corporate and municipal bonds	—	550,000

Cash, cash equivalents and short-term investments	$7,521,971	$5,618,325

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

Accounts receivable - trade is stated at the amount we expect to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. We individually review all accounts receivable balances that exceed the due date and estimate the portion, if any, of the balance that will not be collected. We provide for potentially uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable- trade.

Accounts receivable - trade is presented net of an allowance for estimated uncollectible accounts of $20,000 at March 31, 2008 and 2007. We may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Depreciation on machinery and equipment is computed using the double-declining method. Estimated useful lives of three to ten years are used for machinery and equipment, while leasehold improvements are amortized, using the straight-line method, over the shorter of either their economic useful lives or the term of the leases.

Property, plant and equipment as of March 31, 2008 were as follows:

Property, plant and equipment, at cost	$8,240,624
Less – accumulated depreciation	(6,434,848)

Property, Plant and Equipment, net	$1,805,776

Long-Term Investments

All investments purchased with an original maturity greater than twelve months are considered to be long-term investments. All of our long-term investments are classified as available-for-sale at the respective balance sheet dates. We account for our investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on long-term investments were not material at March 31, 2008.

As of March 31, 2008, we held $700,000 of long-term investments. These long-term investments are held in AAA-rated auction rate securities and have been affected by the ability of the financial markets to trade such securities. See the sub-section “Liquidity and Capital Resources” for a further description of these auction rate securities.

Long-term investments at March 31, 2008 and June 30, 2007 consisted of the following:

Long-term investments

	March 31, 2008	June 30, 2007
Corporate and municipal bonds	$700,000	—

Foreign Currency Translation

We comply with SFAS No. 52, “Foreign Currency Translation,” and accordingly balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Gains and losses on foreign currency transactions denominated in a currency other than the functional currency are included in the statement of operations within selling, general and administrative expenses. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive income (loss) component of the statement of changes in stockholders’ equity and comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. The national currency of the foreign subsidiary is the functional currency.

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

Income Taxes

We comply with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

We also comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

Essentially all earnings of our foreign subsidiary, Kreisler Polska, are expected to be reinvested in overseas expansion. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Earnings per Common Share

We comply with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per common share for all periods presented. Basic income per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in our income. The difference between the number of shares used to compute basic income per common share and diluted income per common share relates to additional shares to be issued upon the assumed exercise of stock options and, if applicable, warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise.

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

For the three and nine months ended March 31, 2008, we paid Mr. Kelly $28,000 and $83,750 for technical advisory services and $6,854 and $12,449 for his net out-of-pocket expenses. For the three and nine months ended March 31, 2007, the Company paid Mr. Kelly $31,000 and $110,000 for technical advisory services and $6,165 and $19,805 for his out of pocket expenses.

Item 3	Controls and Procedures

We periodically review the design and effectiveness of our disclosure controls and procedures. We make modifications to improve the design and effectiveness of our disclosure controls and procedures and may take corrective action if our reviews identify a need for such modifications or actions.

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.

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

An evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide assurance that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to our management, including the CEO (i.e., the principal executive officer) and CFO (i.e., the principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during our last fiscal quarter (or our fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2008

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