Form 10-K
period 2008-06-30
KREISLER MANUFACTURING CORP
filed 2008-09-29
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-4036

KREISLER MANUFACTURING CORPORATION

(Name of Registrant as Specified in Its Charter)

Delaware	22-1047792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Van Riper Avenue, Elmwood Park, New Jersey 07407

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: 201-791-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.125 par value per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

Not applicable

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the issuer as of the close of business on December 31, 2007 was approximately $15,886,000(1).

The number of shares of Common Stock outstanding as of September 26, 2008, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 1,867,948 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

(1)

The aggregate market value of the voting and non-voting common equity stock set forth herein equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant’s Common Stock, multiplied by the last closing price for the Common Stock as quoted on the Nasdaq Capital Market on December 31, 2007. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K ANNUAL REPORT

KREISLER MANUFACTURING CORPORATION

PART I

Forward-Looking Statements

Certain oral statements made by management of Kreisler Manufacturing Corporation (the “Company”) from time-to-time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intends,” “will,” “should,” “may,” “believes,” “expects” and “anticipates, or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission or in materials incorporated by reference therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us. These forward-looking statements are found at various places throughout this Form 10-K, including the financial statement footnotes.

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

Kreisler Manufacturing Corporation (the “Company”) is a Delaware corporation which was incorporated on December 13, 1968. The Company succeeded a New Jersey corporation, which was incorporated in New Jersey in 1940, and which succeeded a New York corporation which was incorporated in 1930. The Company and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”), which was incorporated in New Jersey on July 3, 1956, and Kreisler Polska Sp. z o.o (“Kreisler Polska”), which was registered in the National Judicial Register in Krakow, Poland on March 17, 2005, manufacture precision metal components and assemblies for use in military and commercial aircraft engines and industrial gas turbines. Kreisler Industrial’s products primarily include tube and manifold assemblies of multiple sizes and configurations and are typically manufactured in accordance with customer designs and specifications. Kreisler Polska primarily provides machined components to Kreisler Industrial. The use of “we,” “us” or “our” in this Form 10-K refers to the Company and its wholly-owned subsidiaries unless specifically identified.

Products

Kreisler Industrial’s products primarily include tube and manifold assemblies of multiple sizes and configurations and are typically manufactured in accordance with the designs and specifications of the particular customer. Kreisler Polska primarily provides machined components to Kreisler Industrial. We manufacture precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbines. Our products include tube assemblies of multiple sizes and configurations as well as machined components. These high quality engineered tube assemblies transfer fuel, oil, water, air and hydraulic fluids. Assemblies may be made of various materials, including titanium, nickel and stainless steel.

Marketing and Sales

Sales of products are made either through an in-house sales staff or, within specific European countries, commissioned sales representatives. We also market our products through our participation at the Farnborough and Paris Air Shows. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who either supply engines or engine components to various branches of the United States Department of Defense or to commercial businesses.

Customers

Three commercial customers and the United States Government combined accounted for approximately 79% of our consolidated net sales for the fiscal year ended June 30, 2008 as compared to 77% of our consolidated net sales for the fiscal year ended June 30, 2007. Approximately 86% of our sales are for commercial and military aircraft engine customers with the balance of sales to industrial gas turbine customers. Some of these customers manufacture commercial and military aircraft engines as well as industrial gas turbines. The concentration of sales with a small group of customers places us in an adverse position should any of these customers reduce their volume of sales orders.

In fiscal 2008, 6% of our revenues were derived from direct U.S. Government contracts. Including these direct sales, our total sales of components used in military-related applications represented 50% of our fiscal 2008 sales. In addition to normal business risks, our sales of military-related components are subject to unique risks some of which are beyond our control. The funding of U.S. Government-related programs is subject to congressional appropriations. Many of these military programs may extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a U.S. Government-related program would result in a loss of anticipated future revenues attributable to that program, which could have a materially adverse impact on our operations. The U.S. Government may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition. Our U.S. Government business, from both direct and indirect sales, is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, can increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a materially adverse effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a materially adverse effect on the our reputation and ability to secure future direct or indirect U.S. Government contracts.

Please refer to Note G in the Notes to the Consolidated Financial Statements for additional information.

Competition

The markets in which we operate are highly competitive. Our competitors include several enterprises which are substantially larger than us and possess greater financial, production and marketing resources. However, the majority of our competitors are smaller privately-held companies. In addition, some of our customers and potential customers are vertically integrated and maintain manufacturing capabilities comparable to our own. For example, both Pratt & Whitney and GE Aircraft Engines rely on their related/affiliated companies or business units to supply a significant portion of their tubular requirements but also outsource to companies such as Kreisler Industrial a significant portion of their requirements. This dual use of internal and external suppliers has existed for many years and is expected to continue. Our competitors’ sales tend to be dominated by a single customer such as Pratt & Whitney, Honeywell Aerospace or GE Aircraft Engines. As we seek to expand globally, we have also encountered new competitors with operations in Europe, China and Mexico.

The principal bases of competition are price, quality, delivery and service. While some of our customers have additional needs (such as proximity to a particular location), flexibility, quality, pricing and speed of delivery are required elements of all of our customers. We believe that we are competitive with respect to all of the above elements. Our implementation of lean manufacturing techniques has enabled us to reduce manufacturing cycle time and improve our processes. We have also differentiated ourselves from much of our competition through the establishment of Kreisler Polska. Our presence in Poland also improves our proximity and access to potential non-U.S. aerospace and industrial manufacturers. In addition, we believe that our proprietary supply chain management software provides us with a competitive advantage.

Suppliers and Materials

We do not have any long-term or fixed quantity purchase agreements with our suppliers. Materials used in our products are purchased from various suppliers. While two suppliers provided approximately 13% and 12%, respectively, of our purchased materials during fiscal 2008, we believe that alternative suppliers of these components are available such that the loss of either of these suppliers would not have a long-term material impact on us. At times, our customers require us to purchase raw materials or components from designated suppliers. We procure approximately 12% of our purchased material components from a third supplier, a designated supplier of such proprietary components. Should this supplier no longer be able to provide proprietary components, an alternative supplier of these proprietary components is available to us, which may have longer delivery lead-times and higher prices. We also use a variety of raw materials in the manufacture of our products. During fiscal 2008, increased delivery lead-times for some raw materials, particularly titanium and nickel-based alloys, were experienced, along with significant price increases in the cost of these alloys. Smaller cost increases were also experienced in stainless steel alloys. We were able to mitigate some of the adverse effects of longer lead-times and rising raw material costs through an increase in quoted lead-times, forward planning and a partial pass through of cost increases to customers. Future shortages or price fluctuations in raw materials could have a material adverse effect on our operations and profitability.

Production

Fabricated precision metal components and assemblies are manufactured and assembled by us to customer drawings and specifications. To meet the exacting requirements of our customers, we exercise strict quality and process controls and maintain third-party quality system accreditations including ISO 9001 and AS9100 as well as NADCAP (National Aerospace Defense Contractors Accreditation Program) special process accreditations. Our manufacturing processes include tube bending, sheet-metal fabrication, machining, welding, brazing and heat treatment as well as non-destructive testing processes such as radiographic inspection and fluorescent penetrant inspection.

Intellectual Property

Other than the “Kreisler” trademark and derivative forms thereof, we do not have any patents, trademarks, or other registered intellectual property that are considered to be of material importance to the conduct of our business.

Employees

At June 30, 2008, we employed approximately 247 persons, of whom 13 are part-time employees, at Kreisler Industrial and at Kreisler Polska. Approximately 98 Kreisler Industrial employees are subject to a collective bargaining agreement with Local 377, RWSDU affiliated with AFL-CIO (“Local 377”). We consider our relations with our employees to be satisfactory.

On March 29, 2007, Kreisler Industrial entered into a Collective Bargaining Union Agreement Extension (the “Agreement”) with Local 377. The Agreement term is from December 5, 2006 through December 4, 2009. In addition to certain work rule changes, the Agreement increased wages $0.55 per hour effective December 5, 2006 and $0.50 per hour effective December 5, 2007 and increases wages $0.50 per hour effective December 5, 2008. The $0.55 per hour wage increase was retroactive to December 5, 2006. The effective annual increase was approximately 3.4%. We have not experienced any work stoppages and Management believes that labor relations are generally satisfactory. Contract renewal negotiations are expected to begin in the fall of 2009.

Government Regulations

We are subject to various Federal and State regulations concerning the conduct of our business including regulations under the Occupational Health and Safety Act, various acts dealing with the environment, as well as export licenses for the manufacture of military-related or commercial components in Poland.

The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. government procurement, governs our contracts with the U.S. Government. Individual agencies can have acquisition regulations that provide implementing language for the FAR or that supplement the FAR. These requirements, although customary in U.S. Government contracts, can increase performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on the our reputation and ability to secure future U.S. Government contracts. Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes.

A material portion of our business is subject to contract provisions which permit the termination of contracts at the election of the U.S Government or its prime contractors. Contracts with the U.S. Government and with suppliers to the U.S. Government generally provide for termination at any time for the convenience of the U.S. Government and its prime contractors as well as for default based on our failure to meet specified performance measurements, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned before the termination and any allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

Our international contracts are subject to the applicable foreign government regulations and procurement policies and practices, many of which differ substantially from those applicable in the U.S., as well as U.S. policies and regulations, including the Foreign Corrupt Practices Act, or FCPA. Our international operations are also subject to regulations governing investments, exchange controls, repatriation of earnings, brokering of defense articles and services, and import-export control, including the International Traffic in Arms Regulations, or ITAR, which our foreign competitors may not be subject to. Other factors that can affect our international business include currency exchange fluctuations, political and economic risks, and legal and business risks associated with using foreign representatives and consultants and relying upon international suppliers and subcontractors.

Compliance with Environmental Laws

In July 1999, we became aware of historical releases of certain hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At June 30, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $445,000 (the present value discounted at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On August 28, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $402,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

Tax Contingency

In a letter dated February 23, 2006, we received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. In accordance with the appropriate New Jersey statutes, we protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. On April 29, 2008, we participated in an informal administrative hearing with the Conference and Appeals Branch. In a letter dated June 13, 2008, we were notified by the New Jersey Division of Tax that our appeal was denied. We elected not to pursue further appeals of this audit determination. The amount due under the final audit determination totaled $104,561 of which $59,493 was additional income tax, $2,974 was for penalties and $42,094 was for interest through July 15, 2008. Approximately $90,000 of this expense was recognized during the three months ended December 31, 2005. Approximately $14,000 in additional interest expense was recognized during the three months ended March 31, 2008. The total amount owed was paid during July 2008.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed in accordance with Section 13(a) or 15(d) of the Exchange Act are available to the public over the internet at the SEC’s website at http://www.sec.gov. In addition, we provide paper copies of our SEC filings free of charge upon request. Please contact the Corporate Secretary of the Company at 201-791-0700, by mail at our corporate address Kreisler Manufacturing Corporation, 180 Van Riper Avenue, Elmwood Park, New Jersey 07407 or e-mail InvestorRelations@kreislermfg.com.

ITEM 1A.	RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and in the future could affect, our operations:

•	Our inability to identify new sales opportunities or convert sales opportunities into contracts could adversely affect our sales and financial results.

•	We may not be able to compete successfully against current and potential competitors.

•	We are dependent upon three commercial customers and the United States Government for approximately 79% of the consolidated net sales of the Company.

•

We are dependent upon three suppliers, each, for more than 10% of the components used in the products manufactured by the Company; and we don’t have any long-term or fixed quantity purchase agreements with suppliers.

•	We have continued to experience longer lead times and higher costs for nickel and titanium based raw materials which could negatively affect our ability to ship product to our customers.

•	We may be subject to supply chain disruptions which could negatively affect our ability to ship product to our customers.

•	While in the past we have been able to pass through to our customers most cost increases attributable to specific raw materials and proprietary components, we may not be able to continue to do so.

•

Approximately 65% of our sales of military aircraft engine components were attributable to the sale of components used on the F119 and F135. Should the requirements for these products decline significantly, it could negatively affect our sales and financial results.

•

We are dependent on military programs for a substantial percentage of our revenues and such programs are subject to Congressional funding authorizations which may alter the amount or timing of available funding.

•	Our growth opportunities are potentially limited by our historical reliance on a few significant customers.

•

Our largest customer is vertically integrated and has established manufacturing operations outside the United States that provides similar and, in some cases, greater capabilities than we offer. We expect this customer to consider transferring components manufactured by us to these operations.

•	Because competition for qualified technical and management personnel is intense, we may not be able to recruit or retain qualified personnel, which could harm our business.

•	The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.

•	Failure to successfully manage our international operations could harm our financial results.

•

Provisions of our certificate of incorporation and bylaws might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock. Such provisions include that (i) stockholders cannot call a special meeting of stockholders; (ii) stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings; (iii) the Board of Directors has the sole and exclusive authority to fill vacancies on the Board of Directors that occur between meetings of stockholders called for the election of directors; and (iv) a supermajority vote is required for stockholders to amend the Company’s Amended and Restated Bylaws. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. These provisions may also prevent changes in our management.

•	Failure to maintain and adequately monitor internal controls could have a materially adverse effect on our financial results.

•

A reduction in the U.S. defense budget could result in a substantial decrease in our revenue. A decline in overall U.S. military expenditures could cause a decrease in our revenue and profitability. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. Such changes in spending authorizations and budgeting priorities could occur due to changes in the number and intensity of political conflicts, including the current conflicts in Iraq and Afghanistan, the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, or other factors. In addition, the U.S. Government conducts periodic reviews of U.S. defense strategies and priorities, the results of which may shift Department of Defense budgetary priorities or reduce overall U.S. Government spending for defense-related programs. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our revenue.

•

The failure by Congress to approve budgets on a timely basis for the U.S. Department of Defense and the other agencies and instrumentalities of the U.S. Government that purchase from us could delay or reduce spending and cause us to lose revenue. On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in any new initiatives being delayed, and potentially cancelled.

•

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies and related laws and regulations allow government clients, among other things, to: (i) terminate existing contracts, with short notice, for convenience, as well as for default; (ii) reduce or modify contracts or subcontracts; (iii) terminate our facility security clearances and thereby prevent us from receiving classified contracts; (iv) cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable; (v) decline to exercise an option to renew a multi-year contract; (vi) claim rights in products and technology produced by us; (vii) prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors; (viii) subject the contract award to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract; or (ix) suspend or debar us from doing business with the federal government or with a particular governmental agency.

•

Our failure to comply with complex laws and regulations could cause us to lose business and subject us to a variety of penalties. We must comply with laws and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and may impose added costs on our business. Among the most significant laws and regulations are: (i) the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest; (ii) the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations; (iii) the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process; (iv) the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts; and (v) laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the importation and exportation of specified products, technologies, and technical data.

•

We derive significant revenue from federal government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including: (i) the need to bid on engagements in advance of knowing the complete design or full requirements, which may result in unforeseen difficulties in executing the engagement and cost overruns; (ii) the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us; (iii) the need to accurately estimate the resources and costs that will be required to service any contract we are awarded; (iv) the possibility that difficult market conditions will cause our competitors to strive for growth by reducing their bid pricing and compel us to choose between bidding at unprofitable levels or losing contracts and foregoing revenue; (v) the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and (vi) the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

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

•	Kreisler Polska exposes us to gains and losses due to foreign currency fluctuations which may have a materially adverse effect on our financial results.

•	Kreisler Polska and our investment in Poland may be adversely affected by geopolitical events.

•	We may not be successful with respect to future acquisitions, growth initiatives or other expansion efforts.

•	New material technologies may permit our customers to use materials that are incompatible with our current production capabilities which may have a negative effect on our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received written comments from the commission staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

ITEM 2.	PROPERTIES

Our principal executive office is located at Kreisler Industrial’s manufacturing facility in Elmwood Park, New Jersey. Our New Jersey location consists of a 52,000 square foot leased facility of which over 95% of the square footage is committed to the operational requirements of Kreisler Industrial. The facility is approximately 60 years old and the current term under the existing lease agreement will expire on September 30, 2012. At June 30, 2008, the remaining minimum lease amount due in accordance with the facility lease agreement is $1,371,500.

Our Kreisler Polska subsidiary operates from an approximately 23,000 square foot leased facility (with approximately 4,200 additional square feet of leased land) in Krakow, Poland. Kreisler Polska’s lease agreement has no lease end date but does require six months notice of cancellation by either party. The current net monthly lease rate (excluding VAT) for the Kreisler Polska facility is approximately $12,100 (based on the Polish zloty exchange rate as of June 30, 2008).

Our current facilities are sufficient for our current production requirements. Should Kreisler Industrial and/or Kreisler Polska continue to experience sales growth comparable to that of the past three years, we may need to increase the size of our facilities.

Capital expenditures during fiscal 2008 totaled $550,000 which were financed using our cash resources. Approximately 60% of these expenditures were for leasehold improvements for the expansion of our facility at Kreisler Polska. The average ages of equipment located at Kreisler Industrial and Kreisler Polska facilities are approximately eight years and two years, respectively. Management believes that the Company’s present industrial plant facilities are suitable for the Company’s current and near term operations and are adequately insured.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2008, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the Nasdaq Capital Market under the symbol “KRSL.” The following table sets forth the high and low per sales (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for shares of the Common Stock on the Nasdaq Capital Market for each quarter in the two-year period ended June 30, 2008.

Quarter	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter - September 30	$15.37	$14.84	$14.20	$9.51
Second Quarter - December 31	11.94	10.69	11.25	9.02
Third Quarter - March 31	12.00	11.03	23.50	9.40
Fourth Quarter - June 30	12.00	11.55	27.85	15.15

On September 23, 2008, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, the last reported sale price of our common stock on the Nasdaq Capital Market was $10.23 per share.

Holders

On September 22, 2008, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 99 stockholders of record.

Dividend Policy

We have not paid any dividends during the last two fiscal years. The holders of our Common Stock are entitled to receive dividends when, and if, declared by the Board of Directors out of funds legally available for such dividends. It is our current policy not to pay dividends and to retain earnings for future growth. The payment and rate of future cash or stock dividends, if any, are subject to the discretion of our Board of Directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors.

Repurchase of Securities

We did not repurchase any of our Common Stock or other securities during our fiscal year ending June 30, 2008. Future repurchases, if any, of our Common Stock or other securities are subject to the discretion of our Board of Directors and will depend upon our earnings, financial condition, capital or contractual restrictions under our credit facilities and other factors.

Equity Compensation Plan Information

The following table reflects information for our equity compensation plan as of June 30, 2008.

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,000	$10.83	200,000
Equity compensation plans not approved by security holders	—	—	—

Total	94,000	$10.83	200,000

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K.

Overview

Kreisler Manufacturing Corporation and its wholly owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), manufacture precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbines. Unless the context indicates otherwise, the use of “we,” “us,” “our” or the “Company” refers to Kreisler Manufacturing Corporation and its subsidiaries. Our products include tube assemblies of multiple sizes and configurations as well as machined components and are typically manufactured to the designs and specifications of the particular customer. Our products may be made of various materials, including titanium, nickel and stainless steel. These high-quality engineered tube assemblies transfer fuel, oil, water, air and hydraulic fluids. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who supply engines or engine components to various branches of the United States Department of Defense or to commercial businesses. This section should be read in conjunction with our audited consolidated financial statements and notes to such financial statements included in this Annual Report on Form 10-K.

Summary Results	Fiscal 2008	Fiscal 2007	$ Change	% Change
Sales	$29,279,000	$23,852,000	$5,427,000	23%
Operating Income	3,213,000	3,140,000	73,000	2%
Net Income	1,866,000	1,960,000	(94,000)	(5)%

Our fiscal 2008 sales grew 23% compared to fiscal 2007. While our overhead and selling, general and administrative expenses were equal to or lower as a percentage of sales compared to our fiscal 2007 financial results, year-over-year increases in our purchased material costs negatively impacted our growth in operating income. These items are further discussed in the “Results of Operations” sub-section.

Despite current global economic uncertainties, we remain focused on our strategy of (i) expanding our global manufacturing capabilities, (ii) continuing to improve our product quality to increase customer satisfaction and lower costs, and (iii) enhancing the expertise of our employees. We believe these strategies best position us to capitalize on future strategic opportunities. We are also seeking to manage our costs effectively while making sure we attract new employees who can make a positive impact on our future.

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

Our renovations of Kreisler Polska’s tube and pipe facility are nearing completion and we expect to start positioning equipment in the facility in the near term. We believe this will increase our capacity and attract new customers outside the United States. In addition, our sales and marketing presence at the bi-annual Farnborough Air Show during July 2008 generated additional U.S. and European interest in our product capabilities. We expect to again have a sales and marketing presence at the bi-annual Paris Air Show in June 2009.

We provide, under a Memorandum of Understanding (“MOU”) between Kreisler Industrial and United Technologies Corporation (“UTC”), the majority of tube and manifold components used on the F119 engine (2 engines per F-22 aircraft) which is the only engine currently certified for use on the F-22 Raptor. As a result, sales of F119 engine components are an important part of our military sales through fiscal 2010. Effective January 1, 2008, we began to recognize deferred revenue under the MOU. During fiscal 2008, we recognized $740,000 in deferred revenue and received $1,000,000 in advance payments out of the total amount of $2,000,000. We received $500,000 in advance payments under the MOU during fiscal 2007. We expect to receive an additional $500,000 in advance payments by December 31, 2008. See the sub-section “Liquidity and Capital Resources” below for a description of the MOU.

As of June 30, 2008, we held $700,000 of long-term investments. These long-term investments are AAA-rated auction rate securities and have been affected by the ability of the financial markets to trade such securities. On August 11, 2008, our securities broker for these auction rate securities publicly announced its intent to purchase, at par, auction rate securities sold by this broker. We expect to sell these auction rate securities in the financial markets or to our broker by December 31, 2008. See the sub-section “Liquidity and Capital Resources” below for a further description of these auction rate securities.

We monitor global economic conditions that could affect us, and we believe that we are prepared to respond accordingly if an economic slowdown should occur that would have the potential to affect us.

Though our current information systems have served us well, we recognized that our rapid sales growth and global presence with Kreisler Polska required new information systems to integrate and support our needs. After considering a number of alternatives, we selected Microsoft Dynamics AX enterprise resource system. We believe this ERP system will best meet our current and future operating and financial reporting requirements. Implementation commenced in July 2008 and we expect Kreisler Industrial to begin using this system by June 30, 2009 and Kreisler Polska shortly thereafter.

Results of Operations

(All amounts rounded to the nearest thousand)

Fiscal 2008 Compared to Fiscal 2007

Sales

Sales increased $5,427,000, or 23%, to $29,279,000 for fiscal 2008 compared with sales of $23,852,000 for fiscal 2007. Our sales and sales changes by industry market area for fiscal years 2008 and 2007, respectively, were as follows:

	12 Months Ended June 30,
Industry Market Area	Sales				Percent of Sales
	Fiscal 2008	Fiscal 2007	$ Change	% Change	2008	2007
Commercial	$10,674,000	$10,250,000	$424,000	4%	36%	43%
Military	14,564,000	10,925,000	3,639,000	33%	50%	46%
Industrial Gas Turbine	4,041,000	2,677,000	1,364,000	51%	14%	11%

Total	$29,279,000	$23,852,000	$5,427,000	23%	100%	100%

Our sales of products for commercial aircraft engines of $10,674,000 for fiscal 2008 increased $424,000, or 4%, compared to sales for fiscal 2007 of $10,250,000. Our sales growth continues to be primarily attributable to an increased need for components used in the CF34 and V2500 aircraft engines as well as short-term increases in GP7000 components. These increases were partially offset by reduced requirements for various other commercial engine programs, including the PW4000, and the limited commercial aircraft programs currently in production by some of our customers.

Our sales of military aircraft engine products of $14,564,000 for fiscal 2008 increased $3,639,000, or 33%, compared to our sales of $10,925,000 for fiscal 2007. We experienced increased sales of components for the F119 and F100 aircraft engines as well as increased sales of spare parts to the U.S Government. These increases were partially offset by lower shipments of development and production components for the F135 aircraft engine.

For fiscal 2008, our sales of products to the industrial gas turbine industry increased to $4,041,000 compared to sales of $2,677,000 for fiscal 2007. This $1,364,000, or 51%, increase was primarily attributable to increased demand for components used in large industrial gas turbines such as the Siemens 501F.

Cost of Goods Sold and Gross Margin

Cost of goods sold for fiscal 2008 was 79.8% of sales, or $23,374,000, compared to 77.5% of sales, or $18,480,000, for fiscal 2007.

Our cost of goods sold and gross (“COGS”) margins for fiscal 2008 and 2007, respectively, were as follows:

	Fiscal 2008	Fiscal 2007	$ Change	% Change
Sales	$29,279,000	$23,852,000	$5,427,000	22.8%

Cost of goods sold (“COGS”)	23,374,000	18,480,000	4,894,000	26.5%
COGS percentage of sales	79.8%	77.5%	—	—

Gross margin	$5,905,000	$5,372,000	$533,000	9.9%
Gross margin percent	20.2%	22.5%	—	—

Our increase in cost of goods sold was primarily attributable to an increase in purchased materials due to higher sales as well as an increase in employee-related costs and benefits due to an overall increase in the number of production-related employees at Kreisler Industrial and Kreisler Polska. Our gross margin decreased 2.3 percentage points to 20.2% for fiscal 2008 compared to a gross margin of 22.5% for fiscal 2007. The decrease in gross margin was primarily attributable to (i) the amount we received as payment for non-recurring expenses for F135 military engine components as this program transitions from the development to the production phase, (ii) a lower gross margin on certain military and industrial gas turbine programs due to either selling price reductions due to volume increases or higher raw material costs, (iii) a $44,000 increase in obsolete inventory compared to fiscal 2007 and (iv) a $55,000 decrease in cost of good sold due to the reclassification of certain expenses from cost of goods sold to selling, general and administrative expenses which reduced the overhead costs included in our inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2008 were 9.2% of sales, or $2,691,000, compared to 9.4% of sales, or $2,232,000, for fiscal 2007. Selling, general and administrative expenses for fiscal 2008 increased $459,000, or 20.6%, compared to fiscal 2007.

Our selling, general and administrative expenses for fiscal 2008 and 2007 were as follows:

	Fiscal 2008	Fiscal 2007	$ Change	% Change
Sales	$29,279,000	$23,852,000	$5,427,000	22.8%

Selling, general and administrative expenses (“SG&A”)	2,691,000	2,232,000	459,000	20.6%
SG&A percentage of sales	9.2%	9.4%	—	—

Our increase in selling, general and administrative expenses during fiscal 2008 was primarily attributable to (i) an $89,000 increase in audit and accounting fees, (ii) a $109,000 increase in professional fees for outside consulting services, (iii) a $84,000 increase to $133,000 in stock-based compensation expenses in accordance with SFAS No. 123R compared to $49,000 in fiscal 2007 and (iv) a $70,000 increase in employee compensation expenses. These cost increases were partially offset by lower legal expenses.

Income, Interest Expense and Taxes

Summarized below are the income, interest expense and tax amounts and period-over-period change for fiscal years 2008 and 2007, respectively.

	Fiscal 2008	Fiscal 2007	$ Change	% Change
Sales	$29,279,000	$23,852,000	$5,427,000	22.8%
Total costs and expenses	26,065,000	20,712,000	5,353,000	25.8%

Income from operations	3,214,000	3,140,000	74,000	2.4%

Interest & other income	240,000	200,000	40,000	20.0%
Interest & other expense	(57,000)	(57,000)	—	0.0%
Foreign currency exch. adj.	(219,000)	(71,000)	(148,000)	208.5%

Income before income taxes	3,178,000	3,212,000	(34,000)	(1.1)%

Income tax expense	(1,312,000)	(1,252,000)	(60,000)	(4.8)%

Net income	$1,866,000	$1,960,000	$(94,000)	(4.8)%

Income from operations for fiscal 2008 was $3,214,000, an increase of $74,000, or 2.4%, compared to $3,140,000 for 2007. Income from operations was affected by changes in total costs and expenses described in the Cost of Goods Sold and Gross Margin and Selling, General and Administrative Expenses sections in this

“Results of Operations” sub-section. Income from operations for fiscal 2007 was negatively affected by a $235,000 product warranty expense and a $129,000 sales reduction attributable to a cancelled U.S. Government sales order. We did not experience any corresponding warranty expense and did not experience similar sales order cancellations during fiscal 2008.

Interest and other income of $240,000 for fiscal 2008 was $40,000 higher, or 20.0%, compared to the fiscal 2007 and was primarily attributable to higher cash balances due to accelerated customer payments in accordance with the Supplier Agreement and the advance payments under the MOU between Kreisler Industrial and UTC. The Supplier Agreement and MOU are described below in the sub-section “Liquidity and Capital Resources.” Our future interest income is expected to be lower due to lower interest rates on our current investment portfolio.

Foreign currency exchange adjustments were $219,000 at June 30, 2008, an increase of $148,000 compared to the adjustments at June 30, 2007. Our increase in foreign currency exchange adjustments was attributable to the weakness of the U.S. dollar relative to the Polish zloty.

Income before income taxes for fiscal 2008 of $3,177,000 was $35,000 lower, or 1.1%, compared to income before income taxes for fiscal 2007 of $3,212,000.

Income tax expense for fiscal 2008 of $1,312,000 was $60,000 lower, or 4.8%, compared to income tax expense for fiscal 2007 of $1,252,000. Our effective tax rate was 41% and 39% for fiscal 2008 and 2007, respectively. This increase in effective tax rate is attributable to a $74,000 valuation allowance related to Kreisler Polska’s net operating loss carryforwards. A valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized. The valuation allowance is based upon the uncertainty of realization of certain Kreisler Polska net operating loss carryforwards.

Net income for fiscal 2008 was $1,866,000, a decrease of $94,000, or 4.8%, compared to fiscal 2007 net income of $1,960,000.

Backlog

Our total backlog as of June 30, 2008 was $33,088,000 compared to $29,876,000 at June 30, 2007, an increase of $3,212,000, or 11%. Approximately $291,000 of the increase in backlog is attributable to the strengthening of the Polish zloty to the U.S. dollar. Up to approximately 75% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that timeframe or at all or that we will recognize any revenue from our backlog. The federal government has the prerogative to de-obligate funding from or cancel any contract or delivery order at any time. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. In addition, backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	June 30, 2008	June 30, 2007	$ Change	% Change
Kreisler Industrial	$31,875,000	$28,991,000	$2,884,000	10%
Kreisler Polska(1)	1,213,000	885,000	328,000	37%

Total Backlog	$33,088,000	$29,876,000	$3,212,000	11%

(1)	Kreisler Polska June 30, 2008 backlog of 2,572,000 Polish zloty converted at the exchange rate at June 30, 2008 compared to 2,469,000 Polish zloty converted at the exchange rate at June 30, 2007.

Liquidity and Capital Resources

During fiscal 2008, we relied on our operating cash flow and cash on-hand to fund our capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand, special funding programs (as available), and external financing sources such as bank debt and lines of credit for future capital expenditures, acquisitions and working capital requirements. We believe that sufficient liquidity is available to us from operating cash flow as well as cash on-hand to cover expected capital expenditures of approximately $1,000,000 for the 12 month period ending June 30, 2009.

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

Kreisler Polska entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. As of June 30, 2008, Kreisler Polska was in compliance with the terms of the APFC. The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submitted the project completion report to the appropriate Polish government entity. The confirmed receipt date of the project completion report by the appropriate Polish government entity was July 27, 2007. Under certain circumstances, as specified in the APFC, the APFC may be terminated by the PEDA and Kreisler Polska would be obligated to repay any additional funding received from the PEDA and/or will not be eligible to receive additional funding from the PEDA for a period of 3 years after the termination of the contract.

Should Kreisler Polska be unable to meet the requirements of the APFC, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of the transaction date of September 30, 2007) plus interest. The interest amount would be calculated as if for tax arrears, in Poland, from the date the funds were received to the date the funds are returned. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the Project.

Citibank Supplier Agreement

On February 8, 2007, Kreisler Industrial entered into the Supplier Agreement with Citibank. Pursuant to the Supplier Agreement, Citibank provides payment to Kreisler Industrial for accounts receivable owed Kreisler Industrial from UTC customers. The sale of the accounts receivable by Kreisler Industrial to Citibank is made without recourse to Kreisler Industrial. The primary effect of the Supplier Agreement is to accelerate the payment of outstanding accounts receivable from approximately 60 days to approximately 10 days. All payments from Citibank to Kreisler Industrial are subject to a discount charge. The discount rate used to calculate the discount charge is the 60-day LIBOR rate plus 1.25%. The discount charge during fiscal 2008 and 2007 averaged approximately 1% of the invoice amount.

The Supplier Agreement can be terminated at any time and with immediate effect upon 30 days prior written notice by either party to the other party. Either Kreisler Industrial or Citibank may terminate the Supplier Agreement with immediate effect upon 5 days prior written notice if the other party is in breach or fails to perform any of its material obligations under the Supplier Agreement.

UTC MOU

On April 20, 2007, Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. The estimated 2008 to 2010 sales value of components included in the MOU is approximately $12,000,000. The F119 engine is the sole source engine used on the F-22 Raptor aircraft. Under the MOU, UTC is obligated to provide $2,000,000 of advance payments against future deliveries of F119 engine components from Kreisler Industrial. As of June 30, 2008, we received $1,500,000 (with $500,000 of that amount received at June 30, 2007) of the expected $2,000,000 of advance payments. The remaining $500,000 has been invoiced by us and paid in September 2008 by the customer. We have used or expect to use the $2,000,000 advance payment to increase our global production capacity and capabilities, including equipment, working capital and productivity enhancements, of aircraft engine components.

Pursuant to the MOU, Kreisler Industrial lowered current unit prices, starting January 1, 2008, in order to provide UTC with $1,000,000 in incremental cost savings over the three-year term of the agreement. In addition, component selling prices under the MOU may be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. Other summary material terms of the MOU are as follows:

•	Three year agreement from January 1, 2008 through December 31, 2010; and

•

If Kreisler Industrial is unable to deliver components to UTC due to financial difficulties or quality discrepancies solely attributable to Kreisler Industrial, UTC will be permitted to recover any remaining portion of the $2,000,000 of advance payment along with the incremental cost savings of $1,000,000.

Because Kreisler Industrial and UTC did not enter into the long-term agreement by December 31, 2007, the MOU became binding on both parties. We expect to enter into a long-term agreement with UTC and currently expect such negotiations to be completed by June 30, 2009.

Cash and Cash Equivalents/Short-term Investments

Our cash and cash equivalents at June 30, 2008 totaled $7,244,000, an increase of $2,176,000, or 43%, compared to cash and cash equivalents of $5,068,000 at June 30, 2007. Our increase in cash and cash equivalents was attributable to our receipt of $449,000 (approximately 1,191,000 Polish zloty at the exchange rate as of the transaction date of September 30, 2007) by Kreisler Polska under the APFC and $1,000,000 from UTC under the MOU. This increase was also attributable to faster collection of accounts receivable as a result of the Supplier Agreement with Citibank. We had no short-term investments at June 30, 2008 compared to short-term investments of $550,000 at June 30, 2007.

Long-Term Investments

At June 30, 2008, we held approximately $700,000 of long-term investments, with an auction reset feature (“auction rate securities”) whose underlying assets were generally real estate investments or student loans. Auctions have failed for some of these auction rate securities. An auction failure means that the party wishing to sell auction rate securities could not consummate the sale. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency.

On August 11, 2008, our securities broker for these auction rate securities announced its intent to purchase, at par, auction rate securities sold by this broker. While no assurances can be given, we expect these auction rate securities to be sold no later than December 31, 2008. Although there is no assurance, based on our expected operating cash flows, working capital and other sources of cash, we do not anticipate that any lack of liquidity with respect to these investments will affect our ability to execute our current business plan.

We do not maintain investments in equities, commodities or derivatives and do not currently enter into transactions denominated in currencies other than the U.S. dollar. With the exception of the auction rate securities discussed above and bank deposits, we have minimal interest rate risk on investments or other assets.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended June 30, 2008 was $2,710,000 compared to $3,780,000 for the year ended June 30, 2007.

	Fiscal 2008	Fiscal 2007
Net cash provided by operating activities	$2,710,000	$3,780,000

The decrease in net cash provided by operating activities was primarily attributable to increases in inventory, accounts receivable and other current assets partially offset by increases in our deferred revenue (associated with the Kreisler Industrial/UTC MOU), accounts payable and accrued expenses and a decrease in product warranties. During fiscal 2008, we benefited from the receipt of $1,000,000 in advance payments under the UTC MOU described in “Liquidity and Capital Resources” sub-section above. We have increased our inventory levels and, as a result, we believe these increases contributed to improvements in our customer on-time delivery performance. Our increase in other current assets was primarily attributable to a prepayment for capital equipment as well as the final amount owed to Kreisler Industrial under the Kreisler Industrial/UTC MOU.

Net Cash (Used in) Investing Activities

Net cash used in investing activities for the year ended June 30, 2008 was $708,000 and was primarily attributable to $550,000 used for the purchase of capital equipment and leasehold improvements and $150,000 used to purchase long-term investments offset by a grant of $449,000 received from the Polish Economic Development Agency.

	Fiscal 2008	Fiscal 2007
Net cash (used in) investing activities	$(708,000)	$(2,004,000)

Net Cash (Used in) Financing Activities

Net cash flows used in financing activities totaled $118,000 for fiscal 2008 and consisted of the payment of obligations under capital leases.

	Fiscal 2008	Fiscal 2007
Net cash (used in) financing activities	$(118,000)	$(92,000)

General Information

The creation of Kreisler Polska exposes us to gains and losses due to fluctuations of a foreign currency. As of June 30, 2008, the accumulated other comprehensive income amounted to $764,000. The net effect after adjusting for a tax expense of $306,000 resulted in an increase in stockholders’ equity of $458,000 through June 30, 2008.

Working capital at June 30, 2008 totaled $12,984,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities at June 30, 2008 were comprised of obligations under capital leases and accrued environmental expenses totaling $128,000 and $445,000, respectively.

Contractual Obligations

We are obligated to make future payments under various contracts such as operating or capital lease agreements. The following table represents our contractual cash obligations as of June 30, 2008 and the estimated timing of future cash payments:

	Total	FY2009	FY2010	FY2011	FY2012	FY2013	Thereafter
Capital leases	$278,084	$143,579	$115,067	$19,438	—	—	—
Operating leases	1,520,793	411,932	335,577	348,691	339,932	84,661	—
Environmental(1)	482,330	—	467,630	14,700	—	—	—

Total	$2,281,207	$555,511	$918,274	$382,829	$339,932	$84,661	—

(1)	Environmental remediation costs in accordance with the contract between the Company and Resource Control Corporation

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates include our accounting for environmental remediation, inventory valuation, revenue recognition, accounts receivable and accounting for deferred income taxes. In particular, the accounting for these areas requires significant judgments to be made by management.

Environmental Remediation

With regard to the fixed price environmental remediation agreement between the Company and Resource Control Corporation entered into in June 2001, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. We assume that there will be no future discoveries on the site that will require additional remediation. As of June 30, 2007, we consulted with Resource Control Corporation, the company responsible for the fixed price remediation, and concluded that, due to the delayed completion schedule for the remediation, the payment requirements under the fixed price remediation agreement will be made in fiscal 2010 rather than fiscal 2006 as originally estimated in fiscal 2001. The change in the expected timing of the remaining payments under the fixed price remediation agreement resulted in fiscal 2008 and 2007 expenses totaling $18,600 and $18,500, respectively.

Foreign Currency Translation

We comply with SFAS No. 52, “Foreign Currency Translation,” and accordingly balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive income (loss) component of the statement of changes in stockholders’ equity and comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The Polish zloty is the functional currency of Kreisler Polska.

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis, which is not materially different from a first-in, first-out basis.

We periodically evaluate inventory to determine the likely future usage of those items in inventory. As a result, we will typically record a charge against inventory that has historical limited usage. We also make judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from us. If such future demand requirements are unlikely, we will record a charge against inventory. The recorded inventory charges for fiscals 2008 and 2007 totaled approximately $77,000 and $34,000, respectively.

Revenue Recognition

Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This is typically when the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, we have a high degree of certainty, based on historical performance, that the product will be accepted by the customer, and therefore revenue is recognized prior to formal client acceptance. Our manufacturing cycle time is typically between two and four weeks.

Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. Under the MOU, UTC agreed to provide a $2,000,000 advance payment against future deliveries of F119 engine components, subject to certain conditions. As of June 30, 2008, Kreisler Industrial received $1,500,000 in advance payments (of which $500,000 was received at June 30, 2007). Prior to January 1, 2008, we deferred recognizing sales from these advance payments. Deferred sales are recognized based on the difference between the baseline selling price and the actual selling price. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU. Starting January 1, 2008, we recognized a total of $740,000 deferred sales associated with the advance payments during fiscal 2008.

Accounts Receivable-Trade and Allowance for Uncollectible Accounts

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

Accounts receivable - trade is presented net of an allowance for estimated uncollectible accounts of $20,000 at June 30, 2008 and 2007. We may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Reclassifications

For the fiscal year ended June 30, 2007, we reclassified certain specific expenses from cost of good sold (“COGS”) to selling, general and administrative expenses (“SG&A”) and others from SG&A expenses to COGS. These expenses include certain insurance policy premiums, employee payroll and benefits, information technology, business travel-related and automobile-related expenses. The application of these reclassifications to fiscal 2007 resulted in a net increase of $417,000 in SG&A expenses and a corresponding equal net decrease in COGS. This reclassification had no effect on our total costs and expenses, income from operations or the net income for fiscal 2007.

We also reclassified, for the fiscal year ended June 30, 2007, foreign currency translation exchange adjustments from SG&A expenses to foreign currency exchange adjustments (FCEA). The application of this reclassification to fiscal 2007 resulted in a decrease of $71,000 in SG&A expenses and a corresponding equal increase in foreign currency exchange adjustments. This reclassification had no effect on our income before income taxes or the net income for fiscal 2007.

Fiscal 2007 Reclassification	As Originally Reported	Net Reclassification Amount		(Reclassified)
		COGS to SG&A	SG&A to FCEA
Sales	$23,852,200			$23,852,200

Cost of Goods Sold (COGS)	18,897,767	(417,326)	—	18,480,441
Selling, general & administrative expenses (SG&A)	1,885,423	417,326	(70,808)	2,231,941

Total costs & expenses	20,783,190	—	(70,808)	20,712,382

Income from operations	3,069,010	—	70,808	3,139,818

Interest & other income	199,941	—	—	199,941
Interest & other expense	(57,143)	—	—	(57,143)
Foreign currency exchange adjustments (FCEA)	—	—	(70,808)	(70,808)

Income before income taxes	$3,211,808	—	—	$3,211,808

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

We also comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a significant effect on our balance sheet or statement of operations.

Substantially all earnings of our foreign subsidiary, Kreisler Polska, are expected to be reinvested in overseas expansion. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Compliance with Environmental Laws

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At June 30, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $445,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On August 28, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $402,000.

Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to credit risk consist primarily of cash equivalents, short- and long-term investments and accounts receivable. We are exposed to market risk, primarily related to interest rates and foreign currency exchange rates.

We believe that concentrations of credit risk with respect to accounts receivable are limited because of the creditworthiness of our customers, which are primarily Fortune 500 corporations or the U.S. Government. In addition, the portion of our accounts receivable associated with the Citibank Supplier Agreement are typically paid within 10 days of invoice issuance.

We invest our excess cash in high credit quality investments, and therefore, we believe that concentrations of credit risk with respect to cash equivalents and investments are limited. Our investment policy requires that safety of principal is our foremost objective followed by liquidity and yield. As a result, our investments are typically limited to securities such as direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s.

A significant portion of Kreisler Polska’s revenues are U.S. dollar denominated. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. As a result of Kreisler Polska’s increase in U.S. dollar sales, we intend to evaluate the risks and/or benefits of developing a hedging policy to lower our exposure to changes in the value of the U.S. dollar relative to the Polish zloty.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm are included herein:

Consolidated Balance Sheets – June  30, 2008 and 2007

Consolidated Statements of Operations – Years Ended June 30, 2008 and June  30, 2007

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years Ended June 30, 2008 and June 30, 2007

Consolidated Statements of Cash Flows – Years Ended June  30, 2008 and June 30, 2007

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

June 30,	2008	2007
Assets

Cash and cash equivalents	$7,243,565	$5,068,325
Short-term investments	—	550,000
Accounts receivable – trade (net of $20,000 allowance for uncollectible accounts at June 30, 2008 and 2007)	2,052,124	2,366,177
Inventories	7,142,438	5,546,983
Deferred tax asset	31,271	96,312
Other current assets	620,614	66,200

Total current assets	17,090,012	13,693,997

Property and equipment, net	2,077,223	2,425,098
Long-term investments	700,000	—
Deferred tax asset	—	123,942
Deposits on property and equipment	456,989	—

Total non-current assets	3,234,212	2,549,040

TOTAL ASSETS	$20,324,224	$16,243,037

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable – trade	$1,812,515	$1,130,990
Accrued expenses	867,167	520,540
Deferred revenue	1,259,505	500,000
Product warranties	—	148,185
Income taxes payable	39,018	—
Obligation under capital leases, current portion	127,731	115,731

Total current liabilities	4,105,936	2,415,446

Obligation under capital leases, net of current portion	128,296	258,343
Deferred tax liability	95,884	—
Accrued environmental costs	444,707	426,117

Total long-term liabilities	668,887	684,460

Commitments and Contingencies Stockholders’ equity
Common stock, $.125 par value; 6,000,000 shares authorized; 1,867,948 shares issued and outstanding at June 30, 2008 and 2007	233,494	233,494
Additional paid-in capital	1,062,736	909,625
Retained earnings	13,794,746	11,928,989
Accumulated other comprehensive income	458,425	71,023

Total stockholders’ equity	15,549,401	13,143,131

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$20,324,224	$16,243,037

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2008	2007
Net sales	$29,278,635	$23,852,200

Cost of goods sold	23,374,081	18,480,441
Selling, general and administrative expenses	2,691,215	2,231,941

Total costs and expenses	26,065,296	20,712,382

Income from operations	3,213,339	3,139,818

Interest and other income	239,777	199,941
Interest and other expenses	(56,579)	(57,143)
Foreign currency exchange adjustments	(219,271)	(70,808)

Income before income taxes	3,177,266	3,211,808

Income taxes	(1,311,509)	(1,251,410)

Net income	$1,865,757	$1,960,398

Net Income per common share:
Net income – basic	$1.00	$1.06
Net income – diluted	$0.99	$1.04
Weighted average common shares – basic	1,867,948	1,842,031
Weighted average common shares – diluted	1,891,138	1,876,781

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2008 and 2007

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances, July 1, 2006	1,830,447	$228,806	$544,716	$9,968,591	$(17,162)	$10,724,951

Comprehensive income:

Net income				1,960,398		$1,960,398

Foreign currency translation adjustment (1)					88,185	88,185

Total comprehensive income						$2,048,583

Exercise of stock options	37,501	4,688	113,523			118,211

Stock-based compensation			54,188			54,188

Tax benefit from exercise of stock options			197,198			197,198

Balances, June 30, 2007	1,867,948	233,494	909,625	11,928,989	71,023	13,143,131

Comprehensive income:

Net income				$1,865,757		$1,865,757

Foreign currency translation adjustment (2)					387,402	387,402

Total comprehensive income						$2,253,159

Stock-based compensation			153,111			153,111

Balances, June 30, 2008	1,867,948	$233,494	$1,062,736	$13,794,746	$458,425	$15,549,401

(1)	Net of tax benefit of $47,348
(2)	Net of tax benefit of $258,268

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2008	2007
Cash Flows From Operating Activities:
Net income	$1,865,757	$1,960,398

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724,359	687,499
Realized loss on disposition of fixed asset	1,427	—
Tax benefit from exercise of stock options	—	197,198
Deferred tax expense/(benefit)	26,599	61,389
Stock-based compensation	153,111	54,188
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	262,705	2,114,118
Inventories	(1,576,643)	(2,293,563)
Other current assets	(502,579)	43,614
Accounts payable – trade	759,261	311,016
Accrued expenses	326,605	37,511
Deferred revenue	759,505	500,000
Product warranties	(148,185)	148,185
Income taxes payable	39,018	(59,820)
Accrued environmental costs	18,590	18,540

Net Cash Provided By Operating Activities	2,709,530	3,780,273

Cash Flows From Investing Activities:
Foreign grant for property and equipment placed in service	448,817	—
Purchase of property and equipment	(550,047)	(1,454,478)
Payment for deposit on property and equipment	(456,989)	—
Proceeds from sale of investments	550,000	—
Purchase of investments	(700,000)	(550,000)

Net Cash (Used In) Investing Activities	(708,219)	(2,004,478)

Cash Flows From Financing Activities:
Repayments of obligations under capital leases	(118,047)	(155,003)
Repayment of line of credit	—	(54,810)
Proceeds from exercise of stock options	—	118,211

Net Cash (Used In) Financing Activities	(118,047)	(91,602)

Effect of foreign currency translation	291,976	88,185

Increase in cash and cash equivalents	2,175,240	1,772,378

Cash and cash equivalents, beginning of period	5,068,325	3,295,947

Cash and cash equivalents, end of period	$7,243,565	$5,068,325

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,466,000	$1,133,450
Interest	$25,532	$37,992

Supplemental Schedule of Non-cash Investing and Financing Activities:
Equipment acquired under capital leases	—	$67,241

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

A. Operations and Summary of Significant Accounting Policies

Operations

Kreisler Manufacturing Corporation and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o. (“Kreisler Polska”) (collectively, “Kreisler” or “we,” “us,” “our” or the “Company”), manufacture precision metal components and assemblies at facilities located in Elmwood Park, New Jersey and Krakow, Poland primarily for use in military and commercial aircraft engines and in industrial gas turbine engines. These products include tube assemblies of multiple sizes and configurations as well as machined components.

Principles of Consolidation

The consolidated financial statements include the accounts of Kreisler Manufacturing Corporation and its subsidiaries, all of which are wholly-owned. All intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

Revenue from the sale of products is recognized at the time title and the risks and rewards of ownership pass to the customer. This is typically when the products are shipped per the customers’ instructions, the sales price is fixed and determinable, and collections are reasonably assured. In those instances in which customer quality and product acceptance are performed at the customer’s location, we have a high degree of certainty, based on historical performance, that the product will be accepted by the customer, and therefore revenue is recognized prior to formal client acceptance. Our manufacturing cycle time is typically between two and four weeks.

Kreisler Industrial entered into a Memorandum of Understanding (the “MOU”) with United Technologies Corporation (“UTC”) for the delivery of F119 engine components. Under the MOU, UTC agreed to provide a $2,000,000 advance payment against future deliveries of F119 engine components, subject to certain conditions. As of June 30, 2008, Kreisler Industrial received $1,500,000 in advance payments, including $500,000 received at June 30, 2007 and $500,000 recorded in other current assets on the balance sheet at June 30, 2008. Prior to January 1, 2008, we deferred recognizing sales from these advance payments. Deferred sales are recognized based on the difference between the baseline selling price and the actual selling price of components covered under the MOU. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU. Starting January 1, 2008, we began recognizing deferred sales associated with the advance payments to net sales. For the year ended June 30, 2008, such deferred sales recognized to net sales totaled $740,000.

Cash, Cash Equivalents and Short-Term Investments

All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of our short-term investments are classified as available-for-sale at the respective balance sheet dates. We account for our investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on short-term investments were not material at June 30, 2008

Cash, cash equivalents and short-term investments at June 30, 2008 and 2007, respectively, consisted of the following:

	June 30, 2008	June 30, 2007
Money market and bank deposits	$7,243,565	$5,068,325
Corporate and municipal bonds	—	550,000

Cash, cash equivalents and short-term investments	$7,243,565	$5,618,325

As of June 30, 2008 and 2007, and at various times during the years, balances of cash at financial institutions exceeded the federally insured limit (see Note B). We have not experienced any losses in such accounts and believe we are not subject to any significant credit risk on cash and cash equivalents.

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

Accounts receivable - trade is presented net of an allowance for estimated uncollectible accounts of $20,000 at June 30, 2008 and 2007. Management may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Asset and related accumulated depreciation amounts are relieved from the accounts for retirements or dispositions. Depreciation on machinery and equipment is computed using the double-declining method. Estimated useful lives of three to ten years are used for machinery and equipment, while leasehold improvements are amortized, using the straight line method, over the shorter of either their economic useful lives or the term of the leases.

Long-Term Investments

All investments purchased with an original maturity greater than twelve months are considered to be long-term investments. All of our long-term investments are classified as available-for-sale at the respective balance sheet dates. We account for our investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material unrealized differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on long-term investments were not material at June 30, 2008.

As of June 30, 2008, we held $700,000 of long-term investments. These long-term investments represent AAA-rated auction rate securities and have been affected by the ability of the financial markets to trade such securities. On August 11, 2008, our securities broker for these auction rate securities announced their intent to purchase, at par, auction rate securities sold by this broker. It is our expectation that we will be able to sell these auction rate securities by December 31, 2008. However, there can be no assurances that the securities broker will repurchase these investments.

Foreign Currency Translation

We comply with SFAS No. 52, “Foreign Currency Translation,” accordingly balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive income component of the statement of changes in stockholders’ equity and comprehensive income in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income”. The Polish zloty is the functional currency of Kreisler Polska.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess the recoverability of the cost of the asset based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. No impairments were identified during the years ended June 30, 2008 and 2007.

Stock-Based Compensation

Beginning July 1, 2006, we have followed the requirements of SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payments.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements with the cost measured based on the estimated fair value of the equity or liability instruments issued. Based on stock options outstanding at June 30, 2008 and 2007 for options that vested during fiscal 2008 and 2007, we recognized additional compensation expense of approximately $153,000 and $54,000 for periods ended June 30, 2008 and 2007 respectively. The estimated future additional compensation expense for the straight-line vesting of all stock options granted through June 30, 2008 is as follows:

Year-ended June 30	Compensation Expense
2009	$141,000
2010	88,000

Total	$229,000

Inventories

Inventories are stated at the lower of cost or market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis which is not materially different from a first-in, first-out basis.

We periodically evaluate inventory to determine the likely future usage of those items in inventory. As a result, we will typically record a charge against inventory that has historical limited usage. We also make judgments as to future demand requirements based upon customer orders in backlog or the propensity of a customer to order a component from us. If such future demand requirements are unlikely, we will record a charge against inventory. The recorded inventory charges for fiscals 2008 and 2007 totaled approximately $77,000 and $34,000, respectively.

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

We also comply with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a significant effect on our balance sheet or statement of operations.

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

Comprehensive Income

We comply with SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires the Company’s change in the foreign currency translation adjustments from its Polish subsidiary to be included in other comprehensive income (loss).

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

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. We are currently evaluating the impact of SFAS 162 on our financial statements, and the adoption of this statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP amends FAS 157 to delay the effective date for FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within that scope, the FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS No. 160 is not expected to have a significant impact on our financial position, results of operations or cash flows occurring in fiscal 2010 and thereafter.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a the simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective for us for the fiscal year beginning July 1, 2008. We are currently evaluating the potential impact, if any, that the adoption of SAB 100 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS No. 159 are effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

For the fiscal year ended June 30, 2007, we reclassified certain specific expenses from cost of good sold (“COGS”) to selling, general and administrative expenses (“SG&A”) and others from SG&A expenses to COGS. These expenses include certain insurance policy premiums, employee payroll and benefits, information technology, business travel-related and automobile-related expenses. The application of these reclassifications to fiscal 2007 resulted in a net increase of $417,000 in SG&A expenses and a corresponding equal net decrease in COGS. This reclassification had no effect on our total costs and expenses, income from operations or the net income for fiscal 2007.

We also reclassified, for the fiscal year ended June 30, 2007, foreign currency exchange adjustments (“FCEA”) from SG&A expenses to FCEA as part of other income and expense. The application of this reclassification to fiscal 2007 resulted in a decrease of $71,000 in SG&A expenses and a corresponding equal increase in foreign currency exchange adjustments. This reclassification had no effect on our income before income taxes or the net income for fiscal 2007.

Fiscal 2007 Reclassification	As Originally Reported	Net Reclassification Amount		(Reclassified)
		COGS to SG&A	SG&A to FCEA
Sales	$23,852,200			$23,852,200

Cost of Goods Sold (COGS)	18,897,767	(417,326)	—	18,480,441
Selling, general & administrative expenses (SG&A)	1,885,423	417,326	(70,808)	2,231,941

Total costs & expenses	20,783,190	—	(70,808)	20,712,382

Income from operations	3,069,010	—	70,808	3,139,818

Interest & other income	199,941	—	—	199,941
Interest & other expense	(57,143)	—	—	(57,143)
Foreign currency exchange adjustments (FCEA)	—	—	(70,808)	(70,808)

Income before income taxes	$3,211,808	—	—	$3,211,808

Product Warranty Expense

During April 2007, Kreisler Industrial was informed by a customer that industrial gas turbine components provided by Kreisler Industrial during fiscal 2007 needed to be replaced due to a quality discrepancy specific to this customer. This defect was subsequently rectified by Kreisler Industrial. As a result, we incurred a charge for the three months ended March 31, 2007 of $235,000, which was the estimated replacement cost of the components. Kreisler Industrial completed shipment of replacement components, at no additional cost to this customer, as of October 2007.

B. Concentration of Credit Risk

We maintain cash balances at several financial institutions. Accounts at each domestic institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 or are provided with up to $500,000 in protection by the Securities Investor Protection Corporation (“SIPC”) should a brokerage firm close due to bankruptcy or other financial difficulties and customer assets are missing. Uninsured FDIC balances approximated $7,218,000 and $5,658,000 at June 30, 2008 and 2007, respectively. The total of uninsured FDIC balances as of June 30, 2008 and 2007 includes $0 and $1,647,000 subject to SIPC, respectively. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

C. Inventories

Inventories consist of the following at June 30, 2008 and 2007:

	2008	2007
Raw materials	$4,636,976	$3,463,696
Work in process	1,660,742	1,567,170
Finished goods	844,720	516,117

	$7,142,438	$5,546,983

D. Property and Equipment, net

Property and equipment, net consist of the following at June 30, 2008 and 2007:

	2008	2007
Leasehold improvements	$801,812	$608,448
Machinery and equipment	7,945,622	7,634,768

	8,747,434	8,243,216
Less accumulated depreciation and amortization	(6,670,211)	(5,818,118)

	$2,077,223	$2,425,098

At June 30, 2008 machinery and equipment included $586,859 of equipment acquired under capital leases with accumulated depreciation of $310,305. At June 30, 2007 machinery and equipment included $586,859 of equipment acquired under capital leases with accumulated depreciation of $225,360.

Depreciation and amortization expense was $724,359 and $687,499 for the years ended June 30, 2008 and 2007, respectively.

E. Income Taxes

The components of income tax expense/(benefit) as reflected in the Consolidated Statements of Operations for the years ended June 30, 2008 and 2007 are as follows:

	2008	2007
Current tax expense
Federal	$992,388	$1,169,217
State	292,524	79,592

Total current tax expense	1,284,912	1,248,809

Deferred tax expense/(benefit)
Federal	13,665	(58,215)
State	2,411	101,645
Foreign	10,521	(40,829)

Total deferred tax expense/(benefit)	26,597	2,601

Income tax expense	$1,311,509	$1,251,410

The components of income before income tax expense/(benefit) consisted of the following for the years ended June 30, 2008 and 2007 are as follows:

	2008	2007
U.S.	$3,511,057	$3,426,693
International	(333,791)	(214,885)

Total	$3,177,266	$3,211,808

The tax-effected components of deferred income tax assets and liabilities consisted of the following at June 30, 2008 and 2007:

	2008	2007
Accrued environmental costs	$177,883	$170,447
Foreign, and state net operating loss carryforwards	155,661	90,830
Accrued warranty	—	59,274
Deferred stock based compensation	63,471	13,212
Other items, net	38,494	41,099

Gross deferred tax assets	435,509	374,862
Valuation allowance	(81,719)	(7,777)

Deferred tax assets	353,790	367,085
Basis difference in fixed assets	94,394	82,239
Foreign currency translation	305,617	47,348
Other items, net	18,392	17,244

Deferred tax liabilities	418,403	146,831

Net deferred tax asset/(liability)	$(64,613)	$220,254

	2008	2007
Net deferred tax asset/(liability) consist of:
Current deferred tax asset	$31,271	$96,312
Non-current deferred tax asset/(liability)	(95,884)	123,942

Net deferred tax asset/(liability)	$(64,613)	$220,254

As of June 30, 2008, we had approximately $194,000 of state and $778,000 of foreign net operating loss carryforwards. The state and foreign net operating loss carryforwards begin to expire in 2012 and 2010, respectively. There are no federal net operating loss carryforwards. A valuation allowance has been established to reduce the deferred tax asset to an amount that is more likely than not to be realized. The valuation allowance is based upon the uncertainty of realization of certain Kreisler Polska net operating loss carryforwards.

The following is a reconciliation of income taxes at the Federal statutory rate to the provision for income taxes:

	2008	2007
Federal tax computed at statutory rate	$1,080,270	$1,092,026
State taxes, net of Federal benefit	195,477	154,175
Foreign income taxed at rates other than Federal	50,069	32,233
Domestic production deduction	(62,900)	(20,400)
Other items, net	(25,349)	(6,624)
Valuation Allowance	73,942

Income tax expense/(benefit)	$1,311,509	$1,251,410

F. Stock Option Plan

Our 2007 Stock Option Plan (the “2007 Plan”) was approved by shareholders in December 2007. A maximum of 200,000 shares of our common stock may be issued under the 2007 Plan. The term for all stock options granted is ten years and optionees vest in the options over a three-year period. In the event of a change of control, as defined in the 2007 Plan, optionees become fully vested in their unexercised options. No stock options may be granted under the 2007 Plan after December 11, 2017. As of June 30, 2008, no options were granted under the 2007 Plan.

Our 1997 Stock Option Plan (the “1997 Plan”) was approved by shareholders in November 1997 and expired during August 2007. A maximum of 280,000 shares of our common stock could be issued under the 1997 Plan. The term for all stock options granted under the 1997 Plan is ten years and optionees vest in the options over a three-year period. In the event of a change of control, as defined in the 1997 Plan, optionees become fully vested in their unexercised options. No stock options were granted under the 1997 Plan after August 5, 2007.

The purpose of the 2007 Plan and 1997 Plan is or was to provide additional incentives to officers, other key employees, directors of, and important consultants to the Company by encouraging them to invest in shares of the Company’s common stock and, thereby, acquire a proprietary interest in the Company and an increased personal interest in the Company’s continued success and progress.

Options under the 2007 Plan and 1997 Plan may qualify under Section 422 of the Internal Revenue Code (Incentive Stock Options) or options which do not qualify under Section 422 (Nonqualified Options). The following table summarizes option activity for the years ended June 30, 2008 and 2007:

	2008		2007
Stock Option Activity	No. of Shares	Weighted Average Exercise Price	No. of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	94,000	$10.83	37,501	$3.15

Granted	—		94,000	$10.83
Exercised	—		(37,501)	$3.15

Outstanding, end of year	94,000	$10.83	94,000	$10.83

Exercisable, end of year	31,333	$10.83	0	—

At June 30, 2008, the weighted average contractual life of the 94,000 options outstanding was approximately nine years.

The estimated fair value of stock options at the time of the grant using the Black-Scholes option pricing model was as follows:

2007
Fair value per option	$4.72
Assumptions:
Annualized dividend yield	0%
Expected volatility	41.96%
Risk free interest rate	4.625%
Expected option terms (years)	5

Income tax benefits related to the exercise of stock options increased additional paid-in capital by $0 and $197,198 in fiscal years 2008 and 2007, respectively, in accordance with SFAS No. 109 reflecting the permanent book to tax difference in accounting for tax benefits related to employee stock option transactions.

G. Significant Customers and Suppliers

Net sales to our largest commercial customer and the United States Government represented the following percentages of net sales at of June 30, 2008 and 2007, respectively:

Percentage of Net Sales

	Fiscal 2008	Fiscal 2007
Commercial Customer	54%[1]	57%
U.S. Government	6%	5%

[1]	The sales amount includes approximately $740,000 of deferred revenue recognized in connection with UTC MOU, as defined below.

Net sales to our largest commercial customer and the United States Government were as follows:

Net Sales

	Fiscal 2008		Fiscal 2007
Commercial Customer	$15,820,000	[1]	$13,593,000
U.S. Government	1,712,000		1,118,000

[1]	The sales amount includes $740,000 of deferred revenue recognized in connection with the UTC MOU.

Accounts receivable from our largest commercial customer and the United States Government at June 30, 2008 and 2007 were as follows:

Accounts Receivable

	Fiscal 2008		Fiscal 2007
Commercial Customer	$340,000	[1]	$255,000
U.S. Government	196,000		165,000

[1]

Excludes $500,000 in deferred revenue under the UTC MOU which was invoiced by Kreisler Industrial during March 2008 but not paid by the customer as of June 30, 2008. The $500,000 is included in other current assets.

During fiscal 2008, three suppliers each accounted for more than 10% of our purchased material cost compared to two suppliers in fiscal 2007. Alternative suppliers of these components are available and we believe that the loss of any of these suppliers would not have a long-term material impact on our operations.

We do not have any long-term or fixed quantity purchase agreements with our suppliers. Materials used in our products are purchased, as required, from various suppliers. While two suppliers represented approximately 13% and 12%, respectively, of our purchased materials cost during fiscal 2008, we believe that alternative suppliers of these components are available such that the loss of either of these suppliers would not have a long-term material impact on us. At times, our customers require raw materials or components to be purchased from designated suppliers. We procure approximately 12% of our purchased material components from the third supplier, a designated supplier of proprietary components.

H. Commitments and Contingencies

Leases

Our corporate office is located at the Kreisler Industrial Corporation manufacturing facility in Elmwood Park, New Jersey. Our New Jersey location consists of a 52,000 square foot leased facility. Effective July 11, 2006, Kreisler Manufacturing Corporation and Kreisler Industrial Corporation entered into the Extension to Lease Agreement (the “Lease Agreement Extension”) with the facility owner. The Lease Agreement Extension extends the lease term from October 1, 2006 through September 30, 2012. Our Kreisler Polska subsidiary operates from a leased facility located in Krakow, Poland. Kreisler Polska’s lease agreement has no lease end date but does require six months notice of cancellation by either party prior.

Future minimum lease commitments for each of the next five years and in the aggregate as of June 30, 2008 are as follows:

	Capital Leases	Operating Leases
Year ending June 30,
2009	$143,579	$411,932
2010	115,067	335,577
2011	19,438	348,691
2012	—	339,932
2013	—	84,661

	278,084	$1,520,793

Less amount representing interest	(22,057)

Present value of net minimum capital lease payments	256,027
Less current maturities	(127,731)

Long term capital lease obligation	$128,296

Rent expense for the years ended June 30, 2008 and 2007 amounted to $447,187 and $341,761, respectively.

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

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the

New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At June 30, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $445,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On August 28, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $402,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

At June 30, 2008, estimated remediation payments are as follows:

2009	$—
2010	467,630
2011	14,700

482,330
Unamortized discount	(37,623)

Total	$444,707

In a letter dated February 23, 2006, we received a Notice of Assessment Related to Final Audit Determination from the New Jersey Division of Taxation that Kreisler Industrial’s Business Tax Returns for the fiscal years ended June 30, 2002 and June 30, 2001 are subject to additional income tax. In accordance with the appropriate New Jersey statutes, we protested the final audit determination and requested an informal administrative conference with the Conference and Appeals Branch. On April 29, 2008, we participated in an informal administrative hearing with the Conference and Appeals Branch. In a letter dated June 13, 2008, we were notified by the New Jersey Division of Tax that our appeal was denied. We elected not to pursue further appeals of this audit determination. The amount due under the final audit determination totaled $104,561 of which $59,493 was additional income tax, $2,974 was for penalties and $42,094 was for interest through July 15, 2008. Approximately $90,000 of this expense was recognized during the three months ended December 31, 2005. Approximately $14,000 in interest expense was recognized during the three months ended March 31, 2008. The total amount owed was paid during July 2008.

A material portion of our business is subject to contract provisions which permit the termination of contracts at the election of the U.S Government or its prime contractors. Contracts with the U.S. Government and with suppliers to the U.S. Government generally provide for termination at any time for the convenience of the U.S. Government and its prime contractors as well as for default based on our failure to meet specified performance measurements, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned before the termination and any allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

I. Segment Information

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

Geographic information regarding the Company’s operations and long-lived assets is as follows for the years ended June 30, 2008 and 2007:

	United States	Poland	Total
2008
Sales to unaffiliated customers	$28,932,791	$345,844	$29,278,635
Income (loss) from operations	$3,340,859	$(127,520)	$3,213,339
Interest income	$226,777	$13,000	$239,777

Interest expense	$(56,579)	—	$(56,579)

Foreign currency exchange adjustments	—	$(219,271)	$(219,271)

Income (loss) before income tax expense	$3,511,057	$(333,791)	$3,177,266

Segment assets	$17,660,878	$2,663,346	$20,324,224
Depreciation and amortization	$387,484	$336,875	$724,359

	United States	Poland	Total
2007
Sales to unaffiliated customers	$23,776,761	$75,439	$23,852,200
Income (loss) from operations	$3,294,330	$(154,512)	$3,139,818
Interest income	$187,954	$11,987	$199,941

Interest expense	$(55,591)	$(1,552)	$(57,143)

Foreign currency exchange adjustments	—	$(70,808)	$(70,808)

Income (loss) before income tax expense	$3,426,693	$(214,885)	$3,211,808

Segment assets	$14,001,670	$2,241,367	$16,243,037
Depreciation and amortization	$417,005	$270,494	$687,499

J. Related Party Transactions

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

The Consulting Agreement became effective on July 1, 2005 and continues until thirty days following a written termination notice by either party to the Consulting Agreement. For the years ended June 30, 2008 and 2007, we paid Mr. Kelly $117,000 and $150,000, respectively for technical advisory services and reimbursed Mr. Kelly $30,000 and $36,000, respectively for his out-of-pocket expenses.

K. Employee Benefit Plan

Beginning April 1, 2005 the Company established an employee savings plan (the “Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. All employees, except those covered by a collective bargaining agreement, are eligible to participate in the Plan after completing one year of service. The employer may, in its sole discretion, contribute and allocate to each eligible participant’s account a percentage of the participant’s elective deferrals. Matching contributions, if any, shall be determined as of the end of the Plan year. No matching contributions were made to the Plan during the years ended June 30, 2008 and 2007. The Plan does not offer employees an option to invest in the shares of the Company.

L. Fiscals 2008 and 2007 Quarterly Financial Results (Unaudited)

Quarterly financial results (unaudited) for fiscals 2008 and 2007 are presented below:

Fiscal 2008 Three Months Ended:	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Fiscal 2008
Net sales	$6,696,947	$7,566,846	$7,445,087	$7,569,755	$29,278,635
Cost of goods sold	(1) 5,348,273	(1) 5,960,283	(1) 5,883,179	6,182,346	23,374,081
Selling, general & administrative expenses	(1) 580,237	(1) 733,915	(1) 564,189	812,874	2,691,215

Total costs and expenses	5,928,510	6,694,198	6,447,368	6,995,220	26,065,296

Income from operations	768,437	872,648	997,719	574,535	3,213,339
Interest and other income	63,715	61,571	76,774	37,717	239,777
Interest and other expenses	(12,357)	(6,311)	(25,305)	(12,606)	(56,579)
Foreign currency exchange adjustments	(5,095)	(21,470)	(37,764)	(154,942)	(219,271)

Income before income tax expense	(1) 814,700	(1) 906,438	(1) 1,011,424	444,704	3,177,266
Income tax expense	(327,940)	(363,919)	(406,019)	(213,631)	(1,311,509)

Net income	$486,760	$542,519	$605,405	$231,073	$1,865,757

Fiscal 2007 Three Months Ended:	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Fiscal 2007
Net sales	$5,082,985	$6,015,331	$6,247,219	$6,506,665	$23,852,200
Cost of goods sold (2)	4,074,669	4,426,526	5,146,562	4,832,684	18,480,441
Selling, general & administrative expenses(2)	388,073	562,744	658,897	622,227	2,231,941

Total costs and expenses	4,462,742	4,989,270	5,805,459	5,454,911	20,712,382

Income from operations	620,243	1,026,061	441,760	1,051,754	3,139,818
Interest and other income	48,109	37,314	45,886	68,632	199,941
Interest and other expenses	(13,559)	(17,926)	(6,315)	(19,343)	(57,143)
Foreign currency exchange adjustments(2)	(489)	(5,219)	3,587	(68,687)	(70,808)

Income before income tax expense	654,304	1,040,230	484,918	1,032,356	3,211,808
Income tax expense	(262,000)	(433,000)	(176,794)	(379,616)	(1,251,410)

Net income	$392,304	$607,230	$308,124	$652,740	$1,960,398

(1)	Fiscal 2008 three months ended September 30, 2007, December 31, 2007 and March 31, 2008 financial information reflects the reclassifications of specific expenses and foreign currency exchange adjustments.
(2)	Fiscal 2007 three months ended financial information reflects the reclassifications of specific expenses and foreign currency exchange adjustments, as described in Note A.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kreisler Manufacturing Corporation

We have audited the accompanying consolidated balance sheets of Kreisler Manufacturing Corporation and Subsidiaries (collectively, the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Roseland, New Jersey

September 26, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The registrant carried out an evaluation, under the supervision and with the participation of the registrant’s management, including the registrant’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the registrant’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the registrant’s disclosure controls and procedures as of June 30, 2008 were effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting utilizing the criteria set forth in “Internal Control Over Financial Reporting – Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated by reference to the registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the registrant’s Proxy Statement relating to the 2008 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Report.

3.1	Certificate of Incorporation, including amendments (1)

3.2	Amended and Restated Bylaws (15)

10.1	1997 Stock Option Plan (1) +

10.2	Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated October 1, 2000. (2)

10.3	Remediation Contract between Kreisler Manufacturing Corporation and Resource Control Corporation dated June 15, 2001. (2)

10.4	Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly dated July 11, 2001. (2) +

10.5	Letter dated July 23, 2003 acknowledging termination of previous Supplemental Compensation Agreement between Kreisler Manufacturing Corporation and Wallace Kelly (July 11, 2001) and New Supplemental Compensation Agreement. (3)

10.6	Collective Bargaining Union Agreement dated March 29, 2007 between Kreisler Industrial Corporation and Local 377 RWSDU affiliated with AFL-CIO (4)

10.7	Consulting Agreement between Kreisler Manufacturing Corporation and Wallace N. Kelly. (5) +

10.8	Extension to Lease Agreement between Kreisler Manufacturing Corporation, Kreisler Industrial Corporation and T & T Investments dated July 11, 2006. (6)

10.9	Additional Project Funding Contract dated May 30, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.10	Declaration of a Blank Bill Issuer dated July 24, 2006 (English translation from the Polish language) between Kreisler Polska Sp. z o.o and the Polish Enterprise Development Agency. (7)

10.11	Supplier Agreement between Kreisler Industrial Corporation and Citibank, N.A. dated February 8, 2007.(8)

10.12	Board of Directors Compensation Plan dated February 13, 2007. (9) +

10.13	Memorandum of Understanding between Kreisler Industrial Corporation and United Technologies Corporation/Pratt & Whitney dated April 20, 2007. (10)

10.15	Kreisler Manufacturing Corporation Fiscal 2007 Bonus Plan. (11) +

10.16	Kreisler Manufacturing Corporation 2007 Stock Incentive Plan. (12) +

10.17	Kreisler Manufacturing Corporation 2008 Bonus Plan. (13) +

11	Statement regarding computation of per share earnings.

14.1	Code of Ethics for Senior Financial Officers. (14)

21	Subsidiaries of the registrant.

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.(16)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.(16)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. (16)

+	Management contract or compensatory plan or arrangement

Footnotes to Exhibits

(1)

Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 1997 (SEC File Number 000-04036) and Amendment to the Certificate of Incorporation of the Company dated December 5, 2006.

(2)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2001.
(3)	Incorporated by reference to the registrant’s Form 10-KSB for the year ended June 30, 2004.
(4)	Incorporated by reference to the registrant’s Form 8-K filed on March 29, 2007.
(5)	Incorporated by reference to the registrant’s Form 8-K filed on September 19, 2005.
(6)	Incorporated by reference to the registrant’s Form 8-K filed on July 12, 2006
(7)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006.
(8)	Incorporated by reference to the registrant’s Form 8-K filed on February 8, 2007.

(9)	Incorporated by reference to the registrant’s Form 8-K filed on February 16, 2007.
(10)	Incorporated by reference to the registrant’s Form 10-QSB for the three and nine months ended March 31, 2007.
(11)	Incorporated by reference to the registrant’s Form 8-K filed on September 5, 2007.
(12)	Incorporated by reference to the registrant’s Proxy Statement filed on November 11, 2007.
(13)	Incorporated by reference to the registrant’s Form 8-K filed on September 12, 2008 and November 29, 2007.
(14)	Incorporated by reference to the registrant’s Form 8-K filed on July 28, 2006.
(15)	Incorporated by reference to the registrant’s Form 8-K filed on December 17, 2007.
(16)

The certifications attached as Exhibits 31.1, 31.2 and 32.1 that accompany this Annual Report on Form 10-K, will not be deemed (i) “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise be subject to the liability of that section; or (ii) incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

Date: September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael D. Stern	Co-President & Chief Executive Officer,	September 29, 2008
Michael D. Stern	Director (Principal Executive Officer)

/s/ Edward A. Stern	Co-President & Chief Financial Officer	September 29, 2008
Edward A. Stern	(Principal Financial Officer)

/s/ Wallace N. Kelly	Director, Chairman of the Board	September 29, 2008
Wallace N. Kelly

/s/ Ronald Nussle, Jr.	Director	September 29, 2008
Ronald Nussle, Jr.

/s/ John W. Poling	Director	September 29, 2008
John W. Poling

/s/ Richard T. Swope	Director	September 29, 2008
Richard T. Swope

EXHIBIT INDEX

11	Statement regarding computation of per share earnings.

21	Subsidiaries of the registrant.

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.