Form 10-K/A
period 2008-06-30
KREISLER MANUFACTURING CORP
filed 2008-10-20
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Kreisler Manufacturing Corporation for the fiscal year ended June 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2008 (the “Original Report”). Unless otherwise indicated, or the context requires otherwise, references in the Amended Report to “Kreisler,” “the Company,” “we,” “us,” and “our” or similar terms are to Kreisler Manufacturing Corporation and its subsidiaries.

The Amended Report is being filed by the Company to provide revised Exhibits 31.1 and 31.2 which contain the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer, respectively. The Certifications included in Exhibits 31.1 and 31.2 to the Original Report inadvertently omitted the language required to be included in paragraph 4(b) of such certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The Amended Report does not affect any other items in our Original Report. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

The Amended Report also includes a correction, due to a typographical error, of the date of the consent of Rothstein, Kass & Company, P.C., our independent registered public accountants, in Exhibit 23.1, from September 29, 2008 in the Original Report to September 26, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Report.

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes- Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.(1)

(1)

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

Date: October 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael D. Stern Michael D. Stern	Co-President & Chief Executive Officer, Director (Principal Executive Officer)	October 20, 2008

/s/ Edward A. Stern Edward A. Stern	Co-President & Chief Financial Officer (Principal Financial Officer)	October 20, 2008

/s/ Wallace N. Kelly Wallace N. Kelly	Director, Chairman of the Board	October 20, 2008

/s/ Ronald Nussle, Jr. Ronald Nussle, Jr.	Director	October 20, 2008

/s/ John W. Poling John W. Poling	Director	October 20, 2008

/s/ Richard T. Swope Richard T. Swope	Director	October 20, 2008

EXHIBIT INDEX

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.