Form 10-Q
period 2008-09-30
KREISLER MANUFACTURING CORP
filed 2008-11-14
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-04036

KREISLER MANUFACTURING CORPORATION

(Name of Registrant as Specified in Its Charter)

Delaware	22-1047792
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Van Riper Avenue, Elmwood Park, New Jersey 07407

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: 201-791-0700

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

The number of shares of Common Stock outstanding as of November 7, 2008, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 1,867,948 shares.

FORM 10-Q QUARTERLY REPORT

KREISLER MANUFACTURING CORPORATION

PART I – FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are included herein:

Consolidated Balance Sheets – September 30, 2008 and June 30, 2008

Consolidated Statements of Operations – Three Months Ended September 30, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Three Months Ended September 30, 2008

Consolidated Statements of Cash Flows – Three Months Ended September 30, 2008 and 2007

Notes to the Interim Consolidated Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	Sept. 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$6,878,791	$7,243,565
Accounts receivable – trade (net of $20,000 allowance for uncollectible accounts at September 30, 2008 and June 30, 2008)	1,923,220	2,052,124
Inventories	7,477,553	7,142,438
Deferred tax asset	31,271	31,271
Other current assets	137,864	620,614

Total current assets	16,448,699	17,090,012

Property and equipment, net	2,042,575	2,077,223
Long-term investments	700,000	700,000
Deferred tax asset	7,978	—
Deposits on property and equipment	729,241	456,989

Total non-current assets	3,479,794	3,234,212

TOTAL ASSETS	$19,928,493	$20,324,224

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable – trade	$1,823,218	$1,812,515
Accrued expenses	749,840	867,167
Deferred revenue	924,000	1,259,505
Income taxes payable	122,786	39,018
Obligation under capital leases, current portion	130,918	127,731

Total current liabilities	3,750,762	4,105,936

Obligation under capital leases, net of current portion	86,160	128,296
Deferred tax liability	—	95,884
Accrued environmental costs	449,380	444,707

Total long-term liabilities	535,540	668,887

Commitments and contingencies
Stockholders’ equity
Common stock, $.125 par value; 6,000,000 shares authorized; 1,867,948 shares issued and outstanding at September 30, 2008 and June 30, 2008	233,494	233,494
Additional paid-in capital	1,097,877	1,062,736
Retained earnings	14,014,048	13,794,746
Accumulated other comprehensive income	296,772	458,425

Total stockholders’ equity	15,642,191	15,549,401

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$19,928,493	$20,324,224

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended September 30,	2008	2007
Net sales	$6,292,358	$6,696,947

Cost of goods sold	5,325,670	5,348,273
Selling, general and administrative expenses	700,922	580,237

Total costs and expenses	6,026,592	5,928,510

Income from operations	265,766	768,437

Interest and other income	32,738	63,715
Interest and other expenses	(10,544)	(12,357)
Foreign currency exchange adjustments	74,603	(5,095)

Income before income taxes	362,563	814,700

Income taxes	(143,261)	(327,940)

Net income	$219,302	$486,760

Net income per common share:
Net income– basic	$0.12	$0.26
Net income– diluted	$0.12	$0.26
Weighted average common shares – basic	1,867,948	1,867,948
Weighted average common shares – diluted	1,867,948	1,900,338

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Three Months ended September 30, 2008

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances, June 30, 2008 (audited)	1,867,948	$233,494	$1,062,736	$13,794,746	$458,425	$15,549,401

Comprehensive income:

Net income				$219,302		$219,302

Foreign currency translation adjustment (1)					(161,653)	(161,653)

Total comprehensive income						$57,649

Stock-based compensation			35,141			35,141

Balances, September 30, 2008 (unaudited)	1,867,948	$233,494	$1,097,877	$14,014,048	$296,772	$15,642,191

(1)	Net of tax expense of $103,863

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Three months ended September 30,	2008	2007
Cash Flows From Operating Activities:
Net income	219,302	$486,760

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,380	206,164
Deferred tax expense/(benefit)	—	41,918
Stock-based compensation	35,141	40,161
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	104,308	(412,583)
Inventories	(351,981)	(42,002)
Other current assets	478,069	(270,897)
Accounts payable – trade	22,902	181,034
Accrued expenses	(96,371)	21,896
Deferred revenue	(335,505)	448,000
Product warranties	—	(104,794)
Income taxes payable	83,768	266,029
Accrued environmental costs	4,673	4,673

Net Cash Provided By Operating Activities	316,686	866,359

Cash Flows From Investing Activities:
Foreign grant for property and equipment placed in service	—	448,817
Purchase of property and equipment	(232,647)	(169,356)
Payment for deposit on property and equipment	(320,712)	—

Net Cash (Used In)/Provided By Investing Activities	(553,359)	279,461

Cash Flows From Financing Activities:
Repayments of obligations under capital leases	(38,949)	(28,641)

Net Cash (Used In) Financing Activities	(38,949)	(28,641)

Effect of foreign currency translation	(89,152)	111,600

(Decrease)/Increase in cash and cash equivalents	(364,774)	1,228,779

Cash and cash equivalents, beginning of period	7,243,565	5,068,325

Cash and cash equivalents, end of period	$6,878,791	$6,297,104

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$59,493	$—
Interest	$50,939	$7,253

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

The interim consolidated financial statements and notes are presented as required by Article 8 of SEC Regulation S-X, and do not contain certain information included in the Company’s annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2008.

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

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At June 30, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $449,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On November 5, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $406,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

At September 30, 2008, estimated remediation payments are as follows:

2009	$-
2010	467,630
2011	14,700

482,330
Unamortized discount	(32,950)

Total	$449,380

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

3. Inventories

Inventories consist of the following at September 30, 2008 and June 30, 2008:

	(unaudited)
	Sept. 30, 2008	June 30, 2008
Raw materials	$4,874,193	$4,636,976
Work in process	1,717,890	1,660,742
Finished goods	885,470	844,720

	$7,477,553	$7,142,438

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

4. Reclassifications

Beginning with the fiscal year ended June 30, 2007, we reclassified certain specific expenses from cost of good sold (“COGS”) to selling, general and administrative expenses (“SG&A”) and others from SG&A expenses to COGS. These expenses include certain insurance policy premiums, employee payroll and benefits, information technology, business travel-related and automobile-related expenses. The application of these reclassifications to the three months ended September 30, 2007 resulted in a net increase of $100,000 in SG&A expenses and a corresponding equal net decrease in COGS. This reclassification had no effect on our total costs and expenses, income from operations or the net income for the three months ended September 30, 2007.

We also reclassified foreign currency exchange adjustments (“FCEA”) from SG&A expenses to FCEA as part of other income and expense. The application of this reclassification to the three months ended September 30, 2007 resulted in a decrease of $5,000 in SG&A expenses and a corresponding equal increase in foreign currency exchange adjustments. This reclassification had no effect on our income before income taxes or the net income for the three months ended September 30, 2007.

Three Months Ended September 30, 2007 Reclassifications	As Originally Reported	Net Reclassification Amount
		COGS to SG&A	SG&A to FCEA	(Reclassified)
Net sales	$6,696,947	—	—	$6,696,947

Cost of goods sold (COGS)	5,448,461	(100,188)	—	5,348,273
Selling, general & administrative expenses (SG&A)	485,144	100,188	(5,095)	580,237

Total costs & expenses	5,933,605	—	(5,095)	5,928,510

Income from operations	763,342	—	(5,095)	768,437

Interest & other income	63,715	—	—	63,715
Interest & other expense	(12,357)	—	—	(12,357)
Foreign currency exchange adjustments (FCEA)	—	—	(5,095)	(5,095)

Income before income taxes	$814,700	—	—	$814,700

5. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the assumed exercise of employee stock options net of shares assumed purchased with option proceeds. There was no dilutive impact related to stock options for the three months ended September 30, 2008 as the exercise price of the outstanding stock options was greater than the average fair market value of the Company’s stock for the quarter ended September 30, 2008.

(Unaudited)	Three Months Ended September 30,
	2008	2007
Net income	$219,302	$486,760

Weighted-average shares outstanding	1,867,948	1,867,948
Dilutive impact of stock options	—	32,390

Weighted-average shares outstanding assuming dilution	1,867,948	1,900,338

Net income per common share:
Basic	$0.12	$0.26
Diluted	$0.12	$0.26

6. Segment Information

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

Geographic information regarding the Company’s operations and long-lived assets is as follows for the three months ended September 30, 2008 and 2007 (unaudited):

	United States	Poland	Total
2008
Sales to unaffiliated customers	$6,136,032	$156,326	$6,292,358

Income (loss) from operations	259,567	6,199	265,766

Interest income	31,589	1,149	32,738

Interest expense	(10,544)	—	(10,544)

Foreign currency exchange adjustments	—	74,603	74,603

Income (loss) before income tax expense	$280,612	$81,951	$362,563

Segment assets	$17,426,383	$2,502,110	$19,928,493
Depreciation and amortization	$80,291	$72,089	$152,380

	United States	Poland	Total
2007
Sales to unaffiliated customers	$6,664,023	$32,924	$6,696,947

Income (loss) from operations	787,504	(19,067)	768,437

Interest income	62,556	1,159	63,715

Interest expense	(7,253)	(5,104)	(12,357)

Foreign currency exchange adjustments	—	(5,095)	(5,095)

Income (loss) before income tax expense	$842,807	$(28,107)	$814,700

Segment assets	$15,315,313	$2,309,802	$17,625,115
Depreciation and amortization	$87,831	$118,333	$206,164

7. Significant Customers and Suppliers

Net sales to our two largest commercial customers and the United States Government represented the following percentages of net sales as of September 30, 2008 and 2007, respectively:

Percentage of Net Sales (unaudited)
	Sept. 30, 2008	Sept. 30, 2007
Commercial Customer 1	54%[1]	58%
Commercial Customer 2	12%	10%
U.S. Government	6%	6%

[1]	The sales amount includes approximately $336,000 of deferred revenue recognized in connection with UTC MOU.

Net sales to our two largest commercial customers and the United States Government were as follows:

Net Sales (unaudited)
	Sept. 30, 2008		Sept. 30, 2007
Commercial Customer 1	$3,361,000	[1]	$3,879,000
Commercial Customer 2	782,000		673,000
U.S. Government	401,000		390,000

[1]	The sales amount includes approximately $336,000 of deferred revenue recognized in connection with the UTC MOU.

Accounts receivable from our two largest commercial customers and the United States Government at September 30, 2008 and 2007 were as follows:

Accounts Receivable (unaudited)
	Sept. 30, 2008	Sept. 30, 2007
Commercial Customer 1	$151,000	$450,000
Commercial Customer 2	279,000	648,000
U.S. Government	264,000	213,000

During the three months ended September 30, 2008 and 2007, respectively, two suppliers each accounted for more than 10% of our purchased material cost. Alternative suppliers of these components are available and we believe that the loss of any of these suppliers would not have a long-term material impact on our operations.

We do not have any long-term or fixed quantity purchase agreements with our suppliers. Materials used in our products are purchased, as required, from various suppliers. While one supplier represented approximately 11% of our purchased materials cost during the three months ended September 30, 2008, we believe that alternative suppliers of these components are available such that the loss of either this supplier would not have a long-term material impact on us. At times, our customers require raw materials or components to be purchased from designated suppliers. We also procure approximately 15% of our purchased material components from a second supplier, a designated supplier of proprietary components.

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

9. Fair Value Measurements

Effective July 1, 2008, we implemented SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. we are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities.

The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Sept. 30, 2008 (Unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,878,791	$6,878,791	—	—
Long-Term investments	700,000		$700,000	—

Total	$7,578,791	$6,878,791	$700,000	—

The fair values of the Company’s cash and cash equivalents and long-term investments are determined through market, observable and corroborated sources.

Effective July 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The adoption of SFAS No. 159 did not have any material impact on the Company’s consolidated financial statements.

10. Recently Issued Accounting Standards

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a the simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective for us for the fiscal year beginning July 1, 2008. The adoption of SAB 110 did not have a material effect on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Form 10-Q or in our Annual Report on Form 10-K for the year ended June 30, 2008. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008 and elsewhere in this Form 10-Q.

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

Examples of such risks and uncertainties are described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission or in materials incorporated by reference herein or therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

These forward-looking statements are found in various places throughout this Form 10-Q, including the financial statement footnotes. We caution you not to place undue reliance on these forward-looking statements, which, unless otherwise indicated, speak only as of the date they were made. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

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

Overview

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

Summary of Key Financial Results

The following is a summary of our key financial results for the three months ended September 30, 2008 and September 30, 2007:

Summary Results	Sept. 30, 2008	Sept. 30, 2007	$ Change	% Change
Sales	$6,292,000	$6,697,000	$(405,000)	(6)%
Operating Income	266,000	768,000	(502,000)	(65)%
Net Income	219,000	487,000	(268,000)	(55)%

Our sales for the three months ended September 30, 2008 decreased 6% compared to the comparable period in 2007. Our sales were negatively impacted by a combination of lower demand for F119 (used on the F-22 Raptor) and F135 (used on the F-35 Lightning II) military aircraft engine components as well as a reduction in requirements for large industrial gas turbine components. In response to these changes in market demand and current global uncertainties, we implemented several cost reduction actions, including headcount reductions, service contract cancellations, a 10% voluntary salary reduction by each of our CEO and our CFO, and cuts in professional fees. The financial impact of these reductions will be more evident during the three months ended December 31, 2008.

Several factors will continue to impact our ability to improve profits, including lower margins on existing and new business, higher costs associated with new product development and fluctuations in foreign currencies. We believe that many of these factors will remain challenging in the coming fiscal years. We have and will continue to respond as necessary to the financial and operational effects of these external market conditions while maintaining our long-term focus on expanding Kreisler’s global manufacturing capabilities, continuing to improve product quality and effectively managing our costs and developing employee expertise. These long-term objectives will result in additional related costs in the near-term. Despite current global economic uncertainties, we believe these investments will enhance the long-term success of our business.

As of September 30, 2008 and June 30, 2008, we held $700,000 of long-term investments. These long-term investments represent AAA-rated auction rate securities that have been adversely affected by the ability of the financial markets to trade such securities. On August 11, 2008, our securities broker for these auction rate securities announced their intent to purchase, at par, auction rate securities sold by this broker. We have submitted the appropriate documentation for the purchase and it is our expectation that we will sell these auction rate securities by December 31, 2008. However, there can be no assurances that the securities broker will repurchase these investments. During October 2008, $275,000 of our auction rate securities were redeemed at par. See the sub-section “Liquidity and Capital Resources” below for a further description of these auction rate securities.

We continue the implementation of our new enterprise resource system, Microsoft Dynamics AX, and expect it to be operational at Kreisler Industrial by June 30, 2009 and at Kreisler Polska during fiscal 2010.

While we will capitalize the software costs, other expenses such as travel-related costs will be expensed as incurred and will increase our selling, general and administrative expenses. We believe this ERP system will meet our current and future operating and financial reporting requirements by enabling us to better integrate our global operations, provide additional information, streamline certain tasks and reduce some of our administrative costs.

Results of Operations

(All amounts rounded to the nearest thousand)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales

Sales decreased $405,000, or 6%, to $6,292,000 for the three months ended September 30, 2008 compared with sales of $6,697,000 for the three months ended September 30, 2007. Our sales and sales changes by industry market area for each of these periods were as follows:

	Three Months Ended September 30,
	Sales				Percent of Sales
	2008	2007	$ Change	% Change	2008	2007
Industry Market Area
Commercial	$2,706,000	$2,545,000	$161,000	6%	43%	38%
Military	3,020,000	3,348,000	(328,000)	(10%)	48%	50%
Industrial Gas Turbine	566,000	804,000	(238,000)	(30%)	9%	12%
Total	$6,292,000	$6,697,000	$(405,000)	(6%)	100%	100%

Our sales of products for commercial aircraft engines of $2,706,000 for the three months ended September 30, 2008 increased $161,000, or 6%, compared to sales for the three months ended September 30, 2007 of $2,545,000. Our sales growth was primarily attributable to a continued increase in need for components used in the CF34 aircraft engine as well as short-term increases in GP7000 aircraft engine components. These increases were partially offset by reduced requirements for various other commercial engine programs, including the PW4000, and the limited commercial aircraft programs currently in production by some of our customers.

Our sales of products for military aircraft engine of $3,020,000 for the three months ended September 30, 2008 decreased $328,000, or 10%, compared to our sales of $3,348,000 for the three months ended September 30, 2007. We experienced decreased sales of components for the F119 aircraft engine as well as lower shipments of development and production components for the F135 aircraft engine. These reductions were partially offset by increased sales of F100 (used on the F-15 and F-16 aircraft) aircraft engine components.

For the three months ended September 30 2008, our sales of products to the industrial gas turbine industry decreased to $566,000 compared to sales of $804,000 for the three months ended September 30, 2007. This $238,000, or 30%, decrease was primarily attributable to lower demand for components used in large industrial gas turbines such as the Siemens 501F.

Cost of Goods Sold and Gross Margin

Cost of goods sold (“COGS”) for the three months ended September 30, 2008 was 84.6% of sales, or $5,326,000, compared to 79.9% of sales, or $5,348,000, for the three months ended September 30, 2007.

Our cost of goods sold and gross margins for the three months ended September 30, 2008 and 2007, respectively, were as follows:

	Sept. 30, 2008	Sept. 30, 2007	$ Change	% Change
Sales	$6,292,000	$6,697,000	$(405,000)	(6)%

Cost of goods sold (“COGS”)	5,326,000	5,348,000	(22,000)	(0.4)%
COGS percentage of sales	84.6%	79.9%	—	—

Gross margin	$966,000	$1,349,000	$(383,000)	(28)%
Gross margin percent	15.4%	20.1%	—	—

Our decrease in cost of goods sold was primarily attributable to a decrease in purchased materials due to lower sales and a change in product mix. This decrease was partially offset by an increase in employee-related costs and benefits due to an overall increase in the number of production-related employees at Kreisler Industrial and Kreisler Polska plus severance costs attributable to our October 2008 work force reduction. In addition, we experienced an increase of approximately $75,000 in tooling costs attributable to new customer programs. As a result, our gross margin decreased 4.7 percentage points to 15.4% for the three months ended September 30, 2008 compared to a gross margin of 20.1% for the three months ended September 30, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 were 11% of sales, or $701,000, compared to 8.7% of sales, or $580,000, for the three months ended September 30, 2007. Selling, general and administrative expenses for the three months ended September 30, 2008 increased $121,000, or 21%, compared to the three months ended September 30, 2007.

Our selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 were as follows:

	Sept. 30, 2008	Sept. 30, 2007	$ Change	% Change
Sales	$6,292,000	$6,697,000	$(405,000)	(6)%

Selling, general and administrative expenses (“SG&A”)	701,000	580,000	121,000	21%
SG&A percentage of sales	11.0%	8.7%	—	—

Our increase in selling, general and administrative expenses during the three months ended September 30, 2008 was primarily attributable to (i) a $17,000 increase in audit and accounting fees, (ii) a $52,000 increase in professional fees for outside consulting services, (iii) $25,000 additional travel costs related to our implementation of our new enterprise resource system and (iv) an $18,000 increase attributable to our outside investor relations program which we discontinued effective October 31, 2008. These cost increases were partially offset by lower information technology, legal expenses and employee compensation costs.

Income, Interest Expense and Taxes

Summarized below are the income, interest expense and tax amounts and period-over-period change for the three months ended September 30, 2008 and 2007, respectively.

	Sept. 30, 2008	Sept. 30, 2007	$ Change	% Change
Sales	$6,292,000	$6,697,000	$(405,000)	6.0%
Total costs and expenses	6,027,000	5,929,000	98,000	1.7%

Income from operations	265,000	768,000	(503,000)	65.5%

Interest & other income	33,000	64,000	(31,000)	48.4%
Interest & other expense	(11,000)	(12,000)	1,000	8.3%
Foreign currency exch. adj.	75,000	(5,000)	80,000	1600.0%

Income before income taxes	362,000	815,000	(453,000)	(55.6%)

Income tax expense	(143,000)	(328,000)	185,000	(56.4%)

Net income	$219,000	$487,000	$(268,000)	(55.0%)

Income from operations for the three months ended September 30, 2008 was $265,000, a decrease of $503,000, or 65.5%, compared to $768,000 for the three months ended September 30, 2007. Income from operations was affected by the greater decline in our sales relative to our costs as well as the changes in total costs and expenses described in the Cost of Goods Sold and Gross Margin and Selling, General and Administrative Expenses sections in this “Results of Operations” sub-section.

Interest and other income of $33,000 for the three months ended September 30, 2008 was $31,000 lower, or 48.4%, compared to the three months ended September 30, 2007 interest and other income of $64,000 and was primarily attributable to lower interest rates on our current investment portfolio. This decrease was partially offset by interest received on our higher cash balances (including long-term investments).

Foreign currency exchange adjustments were $75,000 at September 30, 2008, an increase of $80,000 compared to the adjustments at September 30, 2007. Our increase in foreign currency exchange adjustments was attributable to the strengthening of the U.S. dollar relative to the Polish zloty.

Income before income taxes for three months ended September 30, 2008 of $362,000 was $453,000 lower, or 55.6%, compared to income before income taxes for three months ended September 30, 2007 of $815,000.

Income tax expense for three months ended September 30, 2008 of $143,000 was $185,000 lower, or 56.4%, compared to income tax expense for three months ended September 30, 2007 of $328,000. Our effective tax rate was 40% and 39% for fiscal 2008 and 2007, respectively. A valuation allowance has been established to reduce the deferred tax asset to an amount that is more-likely-than-not to be realized. The valuation allowance is based upon the uncertainty of realization of certain Kreisler Polska net operating loss carryforwards.

Net income for three months ended September 30, 2008 was $219,000, a decrease of $268,000, or 55.0%, compared to three months ended September 30, 2007 net income of $487,000.

Backlog

Our total backlog as of September 30, 2008 was $31,451,000 compared to $29,800,000 at September 30, 2007, an increase of $1,651,000, or 6%. Up to approximately 70% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that timeframe or at all or that we will recognize any revenue from our backlog. Backlog as of

June 30, 2008 was $33,088,000. The federal government has the prerogative to de-obligate funding from or cancel any contract or delivery order at any time. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. In addition, backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	Sept. 30, 2008	Sept. 30, 2007	$ Change	% Change
Kreisler Industrial	$30,468,000	$28,900,000	$1,568,000	5%
Kreisler Polska(1)	983,000	900,000	83,000	9%

Total Backlog	$31,451,000	$29,800,000	$1,651,000	6%

(1)

Kreisler Polska September 30, 2008 backlog of 2,309,000 Polish zloty converted at the exchange rate at September 30, 2008 compared to the September 30, 2007 backlog of 2,435,000 Polish zloty converted at the exchange rate at September 30, 2007.

Liquidity and Capital Resources

During the three months ended September 30, 2008, we relied on our operating cash flow and cash on-hand to fund our capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand, special funding programs (as available), and external financing sources such as bank debt and lines of credit for future capital expenditures, acquisitions and working capital requirements. We believe that sufficient liquidity is available to us from operating cash flow as well as cash on-hand to cover expected capital expenditures of approximately $1,000,000 for the 12 month period ending September 30, 2009.

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

Kreisler Polska entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. As of September 30, 2008, Kreisler Polska was in compliance with the terms of the APFC. The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submitted the project completion report to the appropriate Polish government entity. The confirmed receipt date of the project completion report by the appropriate Polish government entity was July 27, 2007. Under certain circumstances, as specified in the APFC, the APFC may be terminated by the PEDA and Kreisler Polska would be obligated to repay any additional funding received from the PEDA and/or will not be eligible to receive additional funding from the PEDA for a period of 3 years after the termination of the contract.

Should Kreisler Polska be unable to meet the requirements of the APFC, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of the transaction date of September 30, 2007) plus interest. The interest amount would be calculated as if for tax arrears, in Poland, from the date the funds were received to the date the funds are returned. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the Project. As of September 30, 2008, Kreisler Polska was in compliance with the requirements of the APFC.

Citibank Supplier Agreement

On February 8, 2007, Kreisler Industrial entered into the Supplier Agreement with Citibank. Pursuant to the Supplier Agreement, Citibank provides payment to Kreisler Industrial for accounts receivable owed Kreisler Industrial from UTC customers. The sale of the accounts receivable by Kreisler Industrial to Citibank is made without recourse to Kreisler Industrial. The primary effect of the Supplier Agreement is to accelerate the payment of outstanding accounts receivable from approximately 60 days to approximately 10 days. All payments from Citibank to Kreisler Industrial are subject to a discount charge. The discount rate used to calculate the discount charge is the 60-day LIBOR rate plus 1.25%. On October 14, 2008, Citibank advised us that effective November 14, 2008 the discount charge will increase 0.25 percentage points to 60-day LIBOR plus 1.50%. The discount charge during the three months ended September 30, 2008 and 2007 averaged approximately 0.7% and 1.0%, respectively, of net sales.

The Supplier Agreement can be terminated at any time and with immediate effect upon 30 days prior written notice by either party to the other party. Either Kreisler Industrial or Citibank may terminate the Supplier Agreement with immediate effect upon 5 days prior written notice if the other party is in breach or fails to perform any of its material obligations under the Supplier Agreement.

UTC MOU

On April 20, 2007, Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. The estimated 2008 to 2010 sales value of components included in the MOU is approximately $12,000,000. The F119 engine is the sole source engine used on the F-22 Raptor aircraft. Under the MOU, UTC is obligated to provide $2,000,000 of advance payments against future deliveries of F119 engine components from Kreisler Industrial. As of September 30, 2008, we had received the entire $2,000,000 (with $500,000 of that amount received during fiscal 2007, $1,000,000 of that amount received during fiscal 2008 and $500,000 received during the three months ended September 30, 2008). We have used or expect to use the $2,000,000 advance payment to increase our global production capacity and capabilities, including equipment, working capital and productivity enhancements, of aircraft engine components.

Pursuant to the MOU, Kreisler Industrial lowered current unit prices, starting January 1, 2008, in order to provide UTC with $1,000,000 in incremental cost savings over the three-year term of the agreement. In addition, component selling prices under the MOU may be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. Since January 1, 2008, there have been no adjustments to component selling prices attributable to cost changes in raw materials, castings, forgings and proprietary fittings. Other summary material terms of the MOU are as follows:

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

Cash and Cash Equivalents/Short-term Investments

Our cash and cash equivalents at September 30, 2008 totaled $6,879,000, a decrease of $364,000, or 5%, compared to cash and cash equivalents of $7,244,000 at June 30, 2008. Our decrease in cash and cash equivalents was attributable to our lower sales and net income as well as increases in capital expenditures during the three months ended September 30, 2008 compared to June 30, 2008. This reduction in our cash and cash equivalents was partially offset by the receipt of $500,000 from UTC under the MOU during the three months ended September 30, 2008.

Long-Term Investments

At September 30, 2008, we held approximately $700,000 of long-term investments, with an auction reset feature (“auction rate securities”) whose underlying assets were generally real estate investments or student loans. Auctions have failed for some of these auction rate securities. An auction failure means that the party wishing to sell auction rate securities could not consummate the sale. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency.

On August 11, 2008, our securities broker for these auction rate securities announced its intent to purchase, at par, auction rate securities sold by this broker. We have submitted the appropriate documentation for the purchase and it is our expectation that we will sell these auction rate securities by December 31, 2008. However, there can be no assurances that the securities broker will repurchase these investments. During October 2008 $275,000 of our auction rate securities were redeemed at par. Although there is no assurance, based on our expected operating cash flows, working capital and other sources of cash, we do not anticipate that any lack of liquidity with respect to these investments will affect our ability to execute our current business plan.

We do not maintain investments in equities, commodities or derivatives and do not currently enter into transactions denominated in currencies other than the U.S. dollar or Polish zloty. With the exception of the auction rate securities discussed above and bank deposits, we have minimal interest rate risk on investments or other assets.

We are exposed to market risks primarily from changes in interest rates. We do not engage in financial transactions for trading or speculative purposes though we intend to evaluate the risks and/or benefits of developing a hedging policy to lower our potential exposure to changes in the U.S. dollar relative to the Polish zloty.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2008 was $317,000 compared to $866,000 for the three months ended September 30, 2007.

	Sept. 30, 2008	Sept. 30, 2007
Net cash provided by operating activities	$317,000	$866,000

The decrease in net cash provided by operating activities was primarily attributable to increases in inventory as well as decreases in deferred revenue and accrued expenses. These items were partially offset by decreases in our other current assets (due to the receipt of $500,000 under the Kreisler Industrial/UTC MOU), accounts receivable and product warranties as well as an increase in income taxes payable. During fiscal 2008, we benefited from the receipt of $1,000,000 in advance payments under the UTC MOU described in “Liquidity and Capital Resources” sub-section above. We have increased our inventory levels and, as a result, we believe these increases contributed to improvements in our customer on-time delivery performance. In light of current sales levels, we expect to begin lowering our inventory levels while maintaining our on-time delivery performance.

Net Cash (Used in)/Provided by Investing Activities

Net cash used in investing activities for the three months ended September 30, 2008 was $553,000 and was primarily attributable to purchases of and deposits for capital equipment and leasehold improvements.

	Sept. 30, 2008	Sept. 30, 2007
Net cash (used in)/provided by investing activities	$(553,000)	$279,000

Net Cash (Used in) Financing Activities

Net cash flows used in financing activities totaled $39,000 for the three months ended September 30, 2008 and consisted of the payment of obligations under capital leases.

	Sept. 30, 2008	Sept. 30, 2007
Net cash (used in) financing activities	$(39,000)	$(29,000)

General Information

The creation of Kreisler Polska exposes us to gains and losses due to fluctuations of a foreign currency. As of September 30, 2008, accumulated other comprehensive income amounted to $499,000. The net effect after adjusting for a tax expense of $202,000 resulted in a decrease in stockholders’ equity of $297,000 through September 30, 2008.

Working capital at September 30, 2008 totaled $12,698,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities at September 30, 2008 were comprised of obligations under capital leases and accrued environmental expenses totaling $86,000 and $449,000, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates include our accounting for environmental remediation, inventory valuation, revenue recognition, accounts receivable and accounting for deferred income taxes. In particular, the accounting for these areas requires significant judgments to be made by management.

Environmental Remediation

With regard to the fixed price environmental remediation agreement between the us and Resource Control Corporation (“RCC”) entered into in June 2001, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. We assume that there will be no future discoveries on the site that will require additional remediation. As of June 30, 2007, we consulted with RCC, the company responsible for the fixed price remediation, and concluded that, due to the delayed completion schedule for the remediation, our remaining payment requirements to RCC under the fixed price remediation agreement will be made in fiscal 2010 rather than fiscal 2006 as originally estimated in fiscal 2001.

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

Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. Under the MOU, UTC agreed to provide a $2,000,000 advance payment against future deliveries of F119 engine components, subject to certain conditions. As of September 30, 2008, Kreisler Industrial received the entire $2,000,000 in advance payments (with $500,000 of that amount received during fiscal 2007, $1,000,000 of that amount received during fiscal 2008 and $500,000 received during the three months ended September 30, 2008). Prior to January 1, 2008, we deferred recognizing sales from these advance payments. Deferred sales are recognized based on the difference between the baseline selling price and the actual selling price. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU. During the three months ended September 30, 2008, we recognized a total of $336,000 deferred sales associated with the advance payments.

Accounts Receivable-Trade and Allowance for Uncollectible Accounts

Accounts receivable—trade represents uncollateralized customer obligations due under normal trade terms generally requiring payment within 30-90 days from the invoice date. Follow-up correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

Accounts receivable—trade is stated at the amount we expect to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. We individually review all accounts receivable balances that exceed the due date and estimate the portion, if any, of the balance that will not be collected. We provide for potentially uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable- trade.

Accounts receivable—trade is presented net of an allowance for estimated uncollectible accounts of $20,000 at September 30, 2008 and 2007. We may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Reclassifications

Beginning with the fiscal year ended June 30, 2007, we reclassified certain specific expenses from cost of good sold (“COGS”) to selling, general and administrative expenses (“SG&A”) and others from SG&A expenses to COGS. These expenses include certain insurance policy premiums, employee payroll and benefits, information technology, business travel-related and automobile-related expenses. The application of these reclassifications to the three months ended September 30, 2007 resulted in a net increase of $100,000 in SG&A expenses and a corresponding equal net decrease in COGS. This reclassification had no effect on our total costs and expenses, income from operations or the net income for the three months ended September 30, 2007.

We also reclassified foreign currency exchange adjustments (“FCEA”) from SG&A expenses to FCEA as part of other income and expense. The application of this reclassification to the three months ended September 30, 2007 resulted in a decrease of $5,000 in SG&A expenses and a corresponding equal increase in foreign currency exchange adjustments. This reclassification had no effect on our income before income taxes or the net income for the three months ended September 30, 2007.

Three Months Ended September 30, 2007 Reclassifications	As Originally Reported	Net Reclassification Amount
		COGS to SG&A	SG&A to FCEA	(Reclassified)
Sales	$6,696,947	—	—	$6,696,947

Cost of Goods Sold (COGS)	5,448,461	(100,188)	—	5,348,273
Selling, general & administrative expenses (SG&A)	485,144	100,188	(5,095)	580,237

Total costs & expenses	5,933,605	—	(5,095)	5,928,510

Income from operations	763,342	—	(5,095)	768,437

Interest & other income	63,715	—	—	63,715
Interest & other expense	(12,357)	—	—	(12,357)
Foreign currency exchange adjustments (FCEA)	—	—	(5,095)	(5,095)

Income before income taxes	$814,700	—	—	$814,700

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

Substantially all earnings of our foreign subsidiary, Kreisler Polska, are expected to be reinvested in overseas expansion. Since we have had limited foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Long-Term Investments

All investments purchased with an original maturity greater than twelve months are considered to be long-term investments. All of our long-term investments are classified as available-for-sale at the respective balance sheet dates. We account for our investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material unrealized differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments. Gross unrealized gains and losses on long-term investments were not material at September 30, 2008.

As of September 30, 2008 and June 30, 2008, we held $700,000 of long-term investments. These long-term investments represent AAA-rated auction rate securities and have been affected by the ability of the financial markets to trade such securities. On August 11, 2008, our securities broker for these auction rate securities announced their intent to purchase, at par, auction rate securities sold by this broker. We have submitted the appropriate documentation for the purchase and it is our expectation that we will be able to sell these auction rate securities by December 31, 2008. However, there can be no assurances that the securities broker will repurchase these investments. During October 2008 $275,000 of our auction rate securities were redeemed at par.

Compliance with Environmental Laws

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At June 30, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $449,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On November 5, 2008, we received an updated remediation status report from RCC indicating that the original remediation cost of $2,115,122, as specified in the FPRA, will be exceeded by approximately $406,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and foreign currency rates, as well as credit risk concentrations. We do not currently (i) maintain investments in equities, commodities or derivatives, (ii) enter into transactions denominated in currencies other than the U.S. dollar or the Polish zloty, or (iii) engage in financial transactions for trading or speculative purposes.

Foreign Currency Risk

A significant portion of the revenues of Kreisler Polska, our wholly-owned subsidiary in Poland, are U.S. dollar denominated while our operating expenses in Poland are largely denominated in the Polish zloty . At present, we do not utilize any foreign currency forward exchange contracts or other derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. Accordingly, we may experience foreign exchange losses on inter-company receivables and payables and our financial results could be adversely affected by factors such as changes in foreign currency exchange rates. As a result of Kreisler Polska’s increase in U.S. dollar sales, we intend to evaluate the risks and/or benefits of utilizing foreign currency forward exchange contracts to lower our exposure to changes in the value of the U.S. dollar relative to the Polish zloty. For the three months ended September 30, 2008, foreign currency exchange adjustments were $75,000, an increase of $80,000 compared to the foreign currency adjustments for the three months ended September 30, 2007. Our increase in foreign currency exchange adjustments was attributable to the strengthening of the U.S. dollar relative to the Polish zloty.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment strategy to achieve this objective is by investing available funds in a portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including, but not limited to, direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. We do not have derivative financial instruments in our investment portfolio.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and trade receivables. We believe that concentrations of credit risk with respect to our accounts receivable are limited because of the creditworthiness of our customers, which are primarily Fortune 500 corporations or the U.S. Government. In addition, the portion of our accounts receivable associated with the Citibank Supplier Agreement are typically paid within 10 days of invoice issuance. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. As of September 30, 2008, four commercial customers and the U.S. Government each accounted for more than 10% of our total accounts receivable, net of allowances.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, who is our Principal Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures pursuant to the Exchange Act rules as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, consisting of commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate accruals for any probable and estimable losses. If an unanticipated unfavorable ruling or settlement were to occur in any of these matters in a particular period, our liquidity and financial condition could be adversely impacted, as well as our results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a) None.

(b) None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Incorporation by Reference			Filed Herewith
		Form	Date	Number
3.1.1	Certificate of Incorporation	10-KSB	9/29/97	3.1

3.1.2	Amendments to Certificate of Incorporation	10-KSB	10/27/06	3.1.2 and 3.1.3

3.2	Amended and Restated Bylaws	8-K	12/17/2007	3.2

11	Statement regarding computation of per share earnings incorporated by reference to Note 5 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.(2)				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.(2)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. (2)				X

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, will not be deemed (i) “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise be subject to the liability of that section; or (ii) incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2008.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporation by Reference			Filed Herewith
		Form	Date	Number
3.1.1	Certificate of Incorporation	10-KSB	9/29/97	3.1

3.1.2	Amendments to Certificate of Incorporation	10-KSB	10/27/06	3.1.2 and 3.1.3

3.2	Amended and Restated Bylaws	8-K	12/17/2007	3.2

11	Statement regarding computation of per share earnings incorporated by reference to Note 5 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.				X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.(2)				X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.(2)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. (2)				X

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, will not be deemed (i) “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise be subject to the liability of that section; or (ii) incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates them by reference.