Form 10-Q
period 2008-12-31
KREISLER MANUFACTURING CORP
filed 2009-02-17
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

201-791-0700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of February 13, 2009, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 1,867,948 shares.

FORM 10-Q QUARTERLY REPORT

KREISLER MANUFACTURING CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiaries are included herein:

Consolidated Balance Sheets – December 31, 2008 and June 30, 2008

Consolidated Statements of Operations – Three and Six Months Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)– Six Months Ended December 31, 2008

Consolidated Statements of Cash Flows – Six Months Ended December 31, 2008 and 2007

Notes to the Interim Consolidated Financial Statements

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Balance Sheets

	Dec. 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$6,205,207	$7,243,565
Accounts receivable – trade (net of $20,000 allowance for uncollectible accounts at December 31, 2008 and June 30, 2008)	1,647,293	2,052,124
Inventories	7,247,234	7,142,438
Deferred tax asset	31,271	31,271
Other current assets	302,268	620,614
Prepaid income taxes	68,207	—

Total current assets	15,501,480	17,090,012

Property and equipment, net	2,617,690	2,077,223
Deposits on property and equipment	412,761	456,989
Long-term investments	—	700,000
Deferred tax asset	199,875	—

Total non-current assets	3,230,326	3,234,212

TOTAL ASSETS	$18,731,806	$20,324,224

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable – trade	$1,472,466	$1,812,515
Accrued expenses	508,618	867,167
Deferred revenue	637,564	1,259,505
Income taxes payable	—	39,018
Obligation under capital leases, current portion	133,523	127,731

Total current liabilities	2,752,171	4,105,936

Obligation under capital leases, net of current portion	51,788	128,296
Deferred tax liability	—	95,884
Accrued environmental costs	454,053	444,707

Total long-term liabilities	505,841	668,887

Commitments and contingencies
Stockholders’ equity
Common stock, $.125 par value; 6,000,000 shares authorized; 1,867,948 shares issued and outstanding at December 31, 2008 and June 30, 2008	233,494	233,494
Additional paid-in capital	1,135,662	1,062,736
Retained earnings	14,089,851	13,794,746
Accumulated other comprehensive (loss)/income	14,787	458,425

Total stockholders’ equity	15,473,794	15,549,401

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$18,731,806	$20,324,224

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

Three Months Ended December 31,	2008	2007
Net sales	$6,039,547	$7,566,846

Cost of goods sold	5,411,038	5,960,283
Selling, general and administrative expenses	659,032	733,915

Total costs and expenses	6,070,070	6,694,198

(Loss)/income from operations	(30,523)	872,648

Interest and other income	23,521	61,571
Interest and other expenses	(8,800)	(6,311)
Foreign currency exchange adjustments	157,692	(21,470)

Income before income taxes	141,890	906,438

Income taxes	(66,087)	(363,919)

Net income	$75,803	$542,519

Net income per common share:
Net income– basic	$0.04	$0.29
Net income– diluted	$0.04	$0.29
Weighted average common shares – basic	1,867,948	1,867,948
Weighted average common shares – diluted	1,867,948	1,896,086

Six Months Ended December 31,	2008	2007
Net sales	$12,331,905	$14,263,793

Cost of goods sold	10,736,708	11,308,556
Selling, general and administrative expenses	1,359,954	1,314,152

Total costs and expenses	12,096,662	12,622,708

Income from operations	235,243	1,641,085

Interest and other income	56,259	125,286
Interest and other expenses	(19,344)	(18,668)
Foreign currency exchange adjustments	232,295	(26,565)

Income before income taxes	504,453	1,721,138

Income taxes	(209,348)	(691,859)

Net income	$295,105	$1,029,279

Net income per common share:
Net income– basic	$0.16	$0.55
Net income– diluted	$0.16	$0.54
Weighted average common shares – basic	1,867,948	1,867,948
Weighted average common shares – diluted	1,868,900	1,898,283

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income/(Loss)

Six Months ended December 31, 2008

	Common Stock Outstanding		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balances, June 30, 2008 (audited)	1,867,948	$233,494	$1,062,736	$13,794,746	$458,425	$15,549,401

Comprehensive income:

Net income				$295,105		$295,105

Foreign currency translation adjustment (1)					(443,638)	(443,638)

Total comprehensive income/(loss)						$(148,533)

Stock-based compensation			72,926			72,926

Balances, December 31, 2008 (unaudited)	1,867,948	$233,494	$1,135,662	$14,089,851	$14,787	$15,473,794

(1)	Net of tax expense of $295,759

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

Six months ended December 31,	2008	2007
Cash Flows From Operating Activities:
Net income	$295,105	$1,029,279

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	340,956	476,081
Deferred tax expense/(benefit)	—	13,872
Stock-based compensation	72,926	80,321

Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable – trade, net	477,344	(236,403)
Inventories	(150,033)	(106,631)
Other current assets	305,788	(445,994)
Prepaid income taxes	(68,207)	—
Accounts payable – trade	(451,323)	272,974
Accrued expenses	(302,341)	(88,324)
Deferred tax liability	—	45,402
Deferred revenue	(621,941)	1,000,000
Product warranties	—	(148,185)
Income taxes payable	(39,018)	161,692
Accrued environmental costs	9,346	9,346

Net Cash (Used In)/Provided By Operating Activities	(131,398)	2,063,430

Cash Flows From Investing Activities:
Foreign grant for property and equipment placed in service	—	448,817
Purchase of property and equipment	(952,610)	(155,800)
Payment for deposit on property and equipment	(412,761)	—

Proceeds from long-term investments	700,000	—

Net Cash (Used In)/Provided By Investing Activities	(665,371)	293,017

Cash Flows From Financing Activities:
Repayments of obligations under capital leases	(70,716)	(57,854)

Net Cash (Used In) Financing Activities	(70,716)	(57,854)

Effect of foreign currency translation	(170,873)	81,900

(Decrease)/Increase in cash and cash equivalents	(1,038,358)	2,380,493

Cash and cash equivalents, beginning of period	7,243,565	5,068,325

Cash and cash equivalents, end of period	$6,205,207	$7,448,818

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$361,641	$450,900
Interest	$52,095	$13,935

The accompanying notes are an integral part of these consolidated financial statements.

Kreisler Manufacturing Corporation and Subsidiaries

Notes to the Interim Consolidated Financial Statements (Unaudited)

1.	Principles of Consolidation

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

The interim consolidated financial statements and notes are presented as required by Article 8 of SEC Regulation S-X, and do not contain certain information included in our annual consolidated financial statements and notes. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

2.	Contingencies

Certain federal and state laws authorize the United States Environmental Protection Agency (“EPA”) and similar state agencies to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. These statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remedial costs at sites where substances that are classified as hazardous are or were produced or handled. We generally provide for the disposal or processing of such substances through licensed, independent contractors.

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At December 31, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $454,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On January 20, 2009, we received an updated remediation status report from RCC indicating that the original remediation cost for the entire project of $2,115,122, as specified in the FPRA, will be exceeded by approximately $414,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

At December 31, 2008, our estimated remediation payments by fiscal year were as follows:

2009	$—
2010	467,630
2011	14,700

482,330

Unamortized discount	(28,277)

Total	$454,053

3.	Inventories

Inventories consisted of the following at December 31, 2008 and June 30, 2008:

	(unaudited)
	Dec. 31, 2008	June 30, 2008
Raw materials	$5,123,430	$4,636,976
Work in process	1,504,805	1,660,742
Finished goods	618,999	844,720

	$7,247,234	$7,142,438

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

Beginning with the fiscal year ended June 30, 2007, we reclassified certain specific expenses from cost of good sold (“COGS”) to selling, general and administrative expenses (“SG&A”) and others from SG&A expenses to COGS. These expenses include certain insurance policy premiums, employee payroll and benefits, information technology, business travel-related and automobile-related expenses. The application of these reclassifications to the three and six months ended December 31, 2007 resulted in a net increase of $122,000 and $222,000, respectively, in SG&A expenses and a corresponding equal net decrease in COGS. This reclassification had no effect on our total costs and expenses, income from operations or net income for the three and six months ended December 31, 2007.

We also reclassified foreign currency exchange adjustments (“FCEA”) from SG&A expenses to FCEA as part of other income and expense. The application of this reclassification to the three and six months ended December 31, 2007 resulted in a decrease of $21,000 and $27,000, respectively, in SG&A expenses and a corresponding equal increase in foreign currency exchange adjustments. This reclassification had no effect on our income before income taxes or net income for the three and six months ended December 31, 2007.

		Net Reclassification Amount
Three Months Ended December 31, 2007 Reclassifications	As Originally Reported	COGS to SG&A	SG&A to FCEA	(Reclassified)
Net sales	$7,566,846	$—	$—	$7,566,846

Cost of goods sold (COGS)	6,081,882	(121,599)	—	5,960,283
Selling, general & administrative expenses (SG&A)	633,786	121,599	(21,470)	733,915

Total costs & expenses	6,715,668	—	(21,470)	6,694,198

Income from operations	851,178	—	(21,470)	872,648

Interest & other income	61,571	—	—	61,571
Interest & other expenses	(6,311)	—	—	(6,311)
Foreign currency exchange adjustments (FCEA)	—	—	(21,470)	(21,470)

Income before income taxes	$906,438	$—	$—	$906,438

		Net Reclassification Amount
Six Months Ended December 31, 2007 Reclassifications	As Originally Reported	COGS to SG&A	SG&A to FCEA	(Reclassified)
Net sales	$14,263,793	$—	$—	$14,263,793

Cost of goods sold (COGS)	11,530,343	(221,787)	—	11,308,556
Selling, general & administrative expenses (SG&A)	1,118,930	221,787	(26,565)	1,314,152

Total costs & expenses	12,649,273	—	(26,565)	12,622,708

Income from operations	1,614,520	—	(26,565)	1,641,085

Interest & other income	125,286	—	—	125,286
Interest & other expenses	(18,668)	—	—	(18,668)
Foreign currency exchange adjustments (FCEA)	—	—	(26,565)	(26,565)

Income before income taxes	$1,721,138	$—	$—	$1,721,138

5.	Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average common shares outstanding plus shares issuable upon the assumed exercise of employee stock options net of shares assumed purchased with option proceeds. There was no dilutive impact related to stock options for the three months ended December 31, 2008 as the exercise price of the outstanding stock options was greater than the average fair market value of our common stock for the period ended December 31, 2008.

(Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$75,803	$542,519	$295,105	$1,029,279

Weighted-average shares outstanding	1,867,948	1,867,948	1,867,948	1,867,948
Dilutive impact of stock options	—	28,138	952	30,335

Weighted-average shares outstanding assuming dilution	1,867,948	1,896,086	1,868,900	1,898,283

Net income per common share:
Basic	$0.04	$0.29	$0.16	$0.55
Diluted	$0.04	$0.29	$0.16	$0.54

6.	Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and assess financial and operating performance.

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

Geographic information regarding our operations and long-lived assets was as follows for the three months ended December 31, 2008 and 2007 (unaudited):

Three Months ended December 31, 2008	United States	Poland	Total
Sales to unaffiliated customers	$5,999,145	$40,402	$6,039,547
Income/(loss) from operations	154,401	(184,924)	(30,523)
Interest and other income	22,484	1,037	23,521
Interest and other expenses	(8,800)	—	(8,800)
Foreign currency exchange adjustments	—	157,692	157,692

Income/(loss) before income taxes	$168,085	$(26,195)	$141,890

Segment assets	$16,146,526	$2,585,280	$18,731,806
Depreciation and amortization	$83,366	$105,210	$188,576

Three Months Ended December 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$7,509,837	$57,009	$7,566,846
Income/(loss) from operations	1,007,836	(135,188)	872,648
Interest and other income	58,268	3,303	61,571
Interest and other expenses	(11,355)	(5,044)	(6,.311)
Foreign currency exchange adjustments	—	(21,470)	(21,470)

Income/(loss) before income taxes	$1,054,749	$(148,311)	$906,438

Segment assets	$16,386,080	$2,289,770	$18,675,850
Depreciation and amortization	$90,006	$179,911	$269,917

Geographic information regarding our operations and long-lived assets was as follows for the six months ended December 31, 2008 and 2007 (unaudited):

Six Months ended December 31, 2008	United States	Poland	Total
Sales to unaffiliated customers	$12,135,177	$196,728	$12,331,905
Income/(loss) from operations	413,968	(178,725)	235,243
Interest and other income	54,073	2,186	56,259
Interest and other expenses	(19,344)	—	(19,344)
Foreign currency exchange adjustments	—	232,295	232,295

Income before income taxes	$448,697	$55,756	$504,453

Segment assets	$16,146,526	$2,585,280	$18,731,806
Depreciation and amortization	$163,657	$177,299	$340,956

Six Months Ended December 31, 2007	United States	Poland	Total
Sales to unaffiliated customers	$14,173,860	$89,933	$14,263,793
Income/(loss) from operations	1,795,340	(154,255)	1,641,085
Interest and other income	120,824	4,462	125,286
Interest and other expenses	(18,608)	(60)	(18,668)
Foreign currency exchange adjustments	—	(26,565)	(26,565)

Income/(loss) before income taxes	$1,897,556	$(176,418)	$1,721,138

Segment assets	$16,386,080	$2289,770	$18,675,850
Depreciation and amortization	$177,837	$298,244	$476,081

7.	Significant Customers and Suppliers

Net sales to our two largest commercial customers and the United States Government represented the following percentages of net sales for the three and six months ended December 31, 2008 and 2007:

Percentage of Net Sales (unaudited)

Three Months Ended:	Dec. 31, 2008	Dec. 31, 2007
Commercial Customer 1	56%[1]	52%
Commercial Customer 2	10%	12%
U.S. Government	7%	6%

Percentage of Net Sales (unaudited)

Six Months Ended:	Dec. 31, 2008	Dec. 31, 2007
Commercial Customer 1	55%[1]	55%
Commercial Customer 2	11%	11%
U.S. Government	7%	6%

Net sales to our two largest commercial customers and the United States Government were as follows:

Net Sales (unaudited)

Three Months Ended:	Dec. 31, 2008		Dec. 31, 2007
Commercial Customer 1	$3,364,000	[1]	$3,942,000
Commercial Customer 2	574,000		911,000
U.S. Government	400,000		450,000

Net Sales (unaudited)

Six Months Ended:	Dec. 31, 2008		Dec. 31, 2007
Commercial Customer 1	$6,725,000	[1]	$7,821,000
Commercial Customer 2	1,356,000		1,584,000
U.S. Government	801,000		840,000

[1]        The net sales amount includes approximately $286,000 and $622,000, respectively, for the three and six months ended December 31, 2008 of deferred revenue recognized in connection with a Memorandum of Understanding (“MOU”) between Kreisler Industrial and United Technology Corporation (“UTC”).

Accounts receivable from our two largest commercial customers and the United States Government at December 31, 2008 and 2007 were as follows:

Accounts Receivable (unaudited)

	Dec. 31, 2008	Dec. 31, 2007
Commercial Customer 1	$93,000	$472,000
Commercial Customer 2	213,000	384,000
U.S. Government	178,000	217,000

Our decrease in accounts receivable from Commercial Customer 1 is attributable to the acceleration of payments of outstanding current invoices by this customer as of December 31, 2008 as well as a decrease in sales.

During the six months ended December 31, 2008 and 2007, respectively, two suppliers each accounted for more than 10% of our purchased material cost. Alternative suppliers of these components are available and we believe that the loss of any of these suppliers would not have a long-term material impact on our operations.

We do not have any long-term or fixed quantity purchase agreements with our suppliers. Materials used in our products are purchased, as required, from various suppliers. While one supplier represented approximately 15% and 12%, respectively, of our purchased materials cost during the three and six months ended December 31, 2008, we believe that alternative suppliers of these components are available such that the loss of either this supplier would not have a long-term material impact on us. At times, our customers require raw materials or components to be purchased from designated suppliers. For the three and six months ended December 31, 2008 we procured approximately 11% and 13%, respectively, of our purchased material components from a second supplier, a designated supplier of proprietary components.

8.	Fair Value Measurements

Effective July 1, 2008, we implemented SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities.

The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

Effective July 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The adoption of SFAS No. 159 did not have any material impact on our consolidated financial statements.

9.	Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 161 on our financial statements, and the adoption of this statement is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of SFAS No. 160 is not expected to have a significant impact on our financial position, results of operations or cash flows occurring in fiscal 2010 and thereafter.

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

You should read the following discussion and analysis in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended June 30, 2008. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008.

Forward-Looking Statements

Certain oral statements made by management of Kreisler Manufacturing Corporation (“Kreisler” or the “Company”) from time-to-time and certain statements contained herein or in other periodic reports filed by the Company with the Securities and Exchange Commission are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intends,” “will,” “should,” “may,” “believes,” “expects” and “anticipates”, or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. We do not undertake any obligation to update or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by law. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us.

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

Overview

Information contained in this section and expressed in U.S. dollars is rounded to the nearest thousand, except for per share data and as otherwise noted. Percentages contained in this section were calculated, where possible, using the information from our consolidated financial statements, and not the rounded information provided in this section. As a result, these percentages may differ slightly from calculations obtained based upon the rounded figures provided in this section and totals contained in this section may be affected by rounding.

Kreisler Manufacturing Corporation and its wholly-owned subsidiaries, Kreisler Industrial Corporation (“Kreisler Industrial”) and Kreisler Polska Sp. z o.o (“Kreisler Polska”), manufacture precision metal components and assemblies primarily for use in military and commercial aircraft engines and in industrial gas turbines. Unless the context indicates otherwise, the use of “we,” “us,” “our,” “Kreisler” or the “Company” refers to Kreisler Manufacturing Corporation and its subsidiaries. Our products include tube assemblies of multiple sizes and configurations as well as machined components and are typically manufactured to the designs and specifications of the particular customer. Our products may be made of various materials, including titanium, nickel and stainless steel. These high-quality engineered tube assemblies transfer fuel, oil, water, air and hydraulic fluids. Orders are received through competitive proposals, which are made in response to requests for bids from contractors who supply engines or engine components to various branches of the United States Department of Defense or to commercial businesses.

Summary of Key Financial Results

The following is a summary of our key operating results for the three and six months ended December 31, 2008 and December 31, 2007:

Summary Results Consolidated Statement of Operations	Net Sales	(Loss)/Income from Operations	Net Income
Three Months Ended:
Dec. 31, 2008	$6,040,000	$(31,000)	$76,000
Dec. 31, 2007	7,567,000	873,000	543,000

Change ($)	$(1,527,000)	$(904,000)	$(467,000)
Change (%)	(20)%	(104)%	(86)%

Six Months Ended:
Dec. 31, 2008	$12,332,000	$235,000	$295,000
Dec. 31, 2007	14,264,000	1,641,000	1,029,000

Change ($)	$(1,932,000)	$(1,406,000)	$(734,000)
Change (%)	(14)%	(86)%	(71)%

Our net sales for the three and six months ended December 31, 2008 decreased 20% and 14%, respectively, compared to the comparable periods in 2007. Our net sales continue to be negatively impacted by a combination of lower demand for F119 (used on the F-22 Raptor) and F135 (used on the F-35 Lightning II) military aircraft engine components as well as a reduction in requirements for large industrial gas turbine components. In addition, our net sales for the three months ended December 31, 2008 were also negatively affected by a decrease in sales of CF34 commercial aircraft engine components compared to the three months ended December 31, 2007. Our loss from operations during the three months ended December 31, 2008 of $31,000 is attributable to a combination of lower net sales (including a $116,000, or 74%, reduction in sales to unaffiliated customers from the immediately preceding quarter) at Kreisler Polska as well as additional costs, including employee compensation costs, related to the expansion of our tube and pipe capabilities at Kreisler Polska. This loss from operations was tempered by cost reduction activities taken at the end of the prior fiscal quarter which included headcount reductions at Kreisler Industrial, service contract cancellations, voluntary salary reductions and cuts in professional fees. Notwithstanding, the impact of these U.S.-based cost reductions were not sufficient to offset our operating losses (prior to inter-company eliminations) at Kreisler Polska.

The following is a summary of our key balance sheet changes between December 31, 2008 and June 30, 2008:

Summary Results Consolidated Balance Sheet	Cash & Cash Equivalents	Inventories	Accounts Receivable-trade	Accounts Payable-trade
Dec. 31, 2008	$6,205,000	$7,247,000	$1,647,000	$1,472,000
Jun. 30, 2008	7,244,000	7,142,000	2,052,000	1,813,000

Change ($)	$(1,039,000)	$105,000	$(405,000)	$(341,000)
Change (%)	(14)%	1%	(20)%	(19)%

Our decline in cash and cash equivalents is primarily attributable to capital expenditures at Kreisler Industrial and Kreisler Polska while our changes in both accounts receivable-trade and accounts payable-trade reflect our net sales decline. Our inventory growth has slowed significantly as we develop methods of optimizing our inventory levels in support of customer schedule requirements.

As we continue to move forward during this period of adverse macro-economic conditions and uncertainty arising in the second half of 2008 and continuing into 2009, several factors will continue to adversely impact our profitability, including lower margins on existing and new business, higher costs associated with new product development and fluctuations in foreign currencies. We believe that many of these factors will remain challenging in the coming fiscal years. We have and will continue to respond as necessary to the financial and operational effects of these external market conditions while maintaining our long-term focus on expanding Kreisler’s global manufacturing capabilities, continuing to improve product quality, effectively managing our costs and developing employee expertise. Pursuing these long-term objectives will result in additional related costs during the next 18 to 24 months, including costs associated with expanding our tube and pipe production capabilities at Kreisler Polska. We believe, however, that these investments will enhance the long-term competitiveness of our business.

Our customers may be impacted by the continuing deterioration in general economic conditions which could negatively affect our business. Factors that can impact general economic conditions and the level of spending by our customers include the general level of consumer and industrial spending, increases in fuel and energy costs, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting spending behavior. Market forces may also compel our customers to reduce operations or relocate to other countries, which could adversely affect our business.

As of December 31, 2008, we no longer held any long-term investments. The $700,000 of auction rate securities we owned as of September 30, 2008 were sold or redeemed at par during the three months ended December 31, 2008.

We continue our investment towards the implementation of our new enterprise resource system (“ERP”), Microsoft Dynamics AX, and expect it to be operational at Kreisler Industrial by December 31, 2009 and at Kreisler Polska during fiscal 2010. While we will capitalize the software costs, other expenses such as travel-related costs will be expensed as incurred and will increase our selling, general and administrative expenses. We believe this ERP system will meet our current and future operating and financial reporting requirements by enabling us to better integrate our global operations, provide additional information, streamline certain tasks and reduce some of our administrative costs.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net Sales

Net sales decreased by $1,527,000, or 20%, to $6,040,000 for the three months ended December 31, 2008 compared with sales of $7,567,000 for the three months ended December 31, 2007. Our net sales and sales changes by industry market area for each of these periods were as follows:

Three Months Ended December 31,
Industry Market Area	Sales				Percent of Sales
	2008	2007	$ Change	% Change	2008	2007
Commercial	$2,416,000	$2,648,000	$(232,000)	(9)%	40%	35%
Military	2,899,000	3,784,000	(885,000)	(23)%	48%	50%
Industrial Gas Turbine	725,000	1,135,000	(410,000)	(36)%	12%	15%
Total	$6,040,000	$7,567,000	$(1,527,000)	(20)%	100%	100%

Our net sales of products for commercial aircraft engines of $2,416,000 for the three months ended December 31, 2008 decreased $232,000, or 9%, compared to net sales for the three months ended December 31, 2007 of $2,648,000. Our net sales decrease was primarily attributable to decreases in demand for components used in the CF34 and GP7000 aircraft engine components. These decreases were partially offset by increased requirements for various other commercial engine programs, including the V2500 and PW4000, and the limited commercial aircraft programs currently in production by some of our customers.

Our net sales of products for military aircraft engine of $2,899,000 for the three months ended December 31, 2008 decreased $885,000, or 23%, compared to our sales of $3,784,000 for the three months ended December 31, 2007. We experienced decreased net sales of components for the F119 aircraft engine due to a temporary schedule shift by a customer during the period as well as a 71% decrease in shipments of development and production components for the F135 aircraft engine. These reductions were partially offset by increased sales of F100 (used on the F-15 and F-16 aircraft) aircraft engine components as we increase the number of F100 components we manufacture.

For the three months ended December 31 2008, our net sales of products to the industrial gas turbine industry decreased to $725,000 compared to sales of $1,135,000 for the three months ended December 31, 2007. This $410,000, or 36%, decrease was primarily attributable to lower demand for components used in large industrial gas turbines such as the Siemens 501F.

Cost of Goods Sold and Gross Margin

Cost of goods sold (“COGS”) for the three months ended December 31, 2008 was 89.6% of sales, or $5,411,000, compared to 78.8% of sales, or $5,960,000, for the three months ended December 31, 2007.

Our COGS and gross margins for the three months ended December 31, 2008 and 2007, respectively, were as follows:

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Net sales	$6,040,000	$7,567,000	$(1,527,000)	(20)%

COGS	5,411,000	5,960,000	(549,000)	(9.2)%
COGS percentage of net sales	89.6%	78.8%	—	—

Gross margin	$629,000	$1,607,000	$(978,000)	(61)%
Gross margin percent	10.4%	21.2%	—	—

Our decrease in COGS was primarily attributable to a decrease in purchased materials due to lower sales and changes in sales product mix, including a reduction in military-related sales. This decrease was also attributable to a decrease in employee-related costs and benefits due to an overall decrease in the number of production-related employees at Kreisler Industrial. Despite the decrease in COGS, our gross margin decreased 10.8 percentage points to 10.4% for the three months ended December 31, 2008 compared to a gross margin of 21.2% for the three months ended December 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2008 were 10.9% of sales, or $659,000, compared to 9.7% of sales, or $734,000, for the three months ended December 31, 2007. SG&A expenses for the three months ended December 31, 2008 decreased $75,000, or 10%, compared to the three months ended December 31, 2007.

Our SG&A expenses for the three months ended December 31, 2008 and 2007, respectively, were as follows:

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Net sales	$6,040,000	$7,567,000	$(1,527,000)	(20)%

SG&A	659,000	734,000	(75,000)	(10)%
SG&A percentage of net sales	10.9%	9.7%	—	—

Our decrease in SG&A expenses during the three months ended December 31, 2008 was primarily attributable to lower employee-related costs and benefits at Kreisler Industrial as well as a reduction in information technology and proxy statement-related expenses offset by higher Board of Director fees and travel costs associated with the implementation of our new ERP system.

Income/(Loss), Interest Expense, Taxes

Summarized below are the income/(loss) from operations, interest expense and tax amounts and period-over-period change for the three months ended December 31, 2008 and 2007, respectively.

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Net sales	$6,040,000	$7,567,000	$(1,527,000)	(20)%
Total costs and expenses	6,071,000	6,694,000	(623,000)	(9)%

Income/(loss) from operations	(31,000)	873,000	(904,000)	(104)%

Interest & other income	24,000	62,000	(38,000)	(61)%
Interest & other expenses	(9,000)	(6,000)	3,000	50%
Foreign currency exch. adj.	158,000	(22,000)	180,000	818%

Income before income taxes	142,000	907,000	(765,000)	(84)%

Income tax expense	(66,000)	(364,000)	(298,000)	(82)%

Net income	$76,000	$543,000	$(467,000)	(86)%

Loss from operations for the three months ended December 31, 2008 was $31,000, a decrease of $904,000, or 104%, compared to income from operations of $873,000 for the three months ended December 31, 2007. Income from operations was affected by the greater decline in our sales relative to our costs, as our customers lengthened delivery schedules to respond to their customer requirements as well as efforts to reduce their inventory levels at December 31, 2008.

Interest and other income of $24,000 for the three months ended December 31, 2008 was $38,000 lower, or 61%, compared to the three months ended December 31, 2007 interest and other income of $62,000 and was primarily attributable to lower interest rates on our current investment portfolio and lower cash balances.

Foreign currency exchange adjustments were $158,000 at December 31, 2008, an increase of $180,000 compared to the adjustments at December 31, 2007. Our increase in foreign currency exchange adjustments was attributable to the strengthening of the U.S. dollar relative to the Polish zloty.

Income before income taxes for the three months ended December 31, 2008 of $142,000 was $765,000 lower, or 84%, compared to income before income taxes for the three months ended December 31, 2007 of $907,000.

Income tax expense for the three months ended December 31, 2008 of $66,000 was $298,000 lower, or 82%, compared to income tax expense for the three months ended December 31, 2007 of $364,000. Our effective tax rate was 41.5% and 40% for fiscal 2009 and 2008 respectively. A valuation allowance was established to reduce the deferred tax asset to an amount that is more-likely-than-not to be realized. The valuation allowance is based upon the uncertainty of realization of certain Kreisler Polska net operating loss carryforwards.

Net income for three months ended December 31, 2008 was $76,000, a decrease of $467,000, or 86%, compared to three months ended December 31, 2007 net income of $543,000.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Net Sales

Net sales decreased $1,932,000, or 14%, to $12,332,000 for the six months ended December 31, 2008 compared with sales of $14,264,000 for the six months ended December 31, 2007. Our sales and sales changes by industry market area for each of these periods were as follows:

	Six Months Ended December 31,
Industry Market Area	Sales				Percent of Sales
	2008	2007	$ Change	% Change	2008	2007
Commercial	$5,122,000	$5,193,000	$(71,000)	(1)%	42%	36%
Military	5,919,000	7,132,000	(1,213,000)	(17)%	48%	50%
Industrial Gas Turbine	1,291,000	1,939,000	(648,000)	(33)%	10%	14%
Total	$12,332,000	$14,264,000	$(1,932,000)	(14)%	100%	100%

Our sales of products for commercial aircraft engines of $5,122,000 for the six months ended December 31, 2008 decreased $71,000, or 1%, compared to sales for the six months ended December 31, 2007 of $5,193,000. Our sales decrease was primarily attributable to lower customer demand for components used in the CF34 aircraft engine components which were partially offset by increased requirements for various other commercial engine programs, including the V2500 and GP7000.

Our sales of products for military aircraft engine of $5,919,000 for the six months ended December 31, 2008 decreased $1,213,000, or 17%, compared to our sales of $7,132,000 for the six months ended December 31, 2007. We experienced a 14% decrease in sales of components for the F119 aircraft engine primarily attributable to a temporary schedule shift by a customer and a 52% decrease in shipments of development and production components for the F135 aircraft engine. These reductions were partially offset by increased sales of F100 (used on the F-15 and F-16 aircraft) aircraft engine components due to an increase in the number of F100 components we manufacture.

For the six months ended December 31, 2008, our sales of products to the industrial gas turbine industry decreased to $1,291,000 compared to sales of $1,939,000 for the six months ended December 31, 2007. This $648,000, or 33%, decrease was primarily attributable to lower demand for components used in large industrial gas turbines such as the Siemens 501F. Demand for this type of components is subject to seasonality and is directly affected by customer overhaul requirements.

Cost of Goods Sold and Gross Margin

Cost of goods sold (“COGS”) for the six months ended December 31, 2008 was 87.1% of sales, or $10,737,000, compared to 79.3% of sales, or $11,309,000, for the six months ended December 31, 2007.

Our COGS and gross margins for the six months ended December 31, 2008 and 2007, respectively, were as follows:

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Net sales	$12,332,000	$14,264,000	$(1,932,000)	(14)%

COGS	10,737,000	11,309,000	(572,000)	(5)%
COGS percentage of net sales	87.1%	79.3%	—	—

Gross margin	$1,595,000	$2,955,000	$(1,360,000)	(46)%
Gross margin percent	12.9%	20.7%	—	—

Our decrease in cost of goods sold was primarily attributable to a decrease in purchased materials due to lower sales and a change in product mix. In addition, we experienced an increase of approximately $111,000 in tooling costs attributable to new customer programs. As a result of these items and lower sales, our gross margin decreased 7.8 percentage points to 12.9% for the six months ended December 31, 2008 compared to a gross margin of 20.7% for the six months ended December 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2008 were 11% of sales, or $1,360,000, compared to 9.2% of sales, or $1,314,000, for the six months ended December 31, 2007. SG&A expenses for the six months ended December 31, 2008 increased $46,000, or 4%, compared to the six months ended December 31, 2007.

Our SG&A expenses for the six months ended December 31, 2008 and 2007, respectively, were as follows:

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Net sales	$12,332,000	$14,264,000	$(1,932,000)	(14)%

SG&A	$1,360,000	$1,314,000	$46,000	4%
SG&A percentage of net sales	11.0%	9.2%	—	—

Our increase in selling, general and administrative expenses during the six months ended December 31, 2008 was primarily attributable to (i) a $22,000 increase in audit and accounting fees, (ii) a $61,000 increase in professional fees for outside consulting services, (iii) $51,000 additional travel costs related to our implementation of our new ERP system and (iv) a $25,000 increase attributable to our outside investor relations program which we discontinued effective October 31, 2008. These cost increases were partially offset by lower information technology, legal expenses and employee compensation costs.

Income/(Loss), Interest Expense, Taxes

Summarized below are the income/(loss) from operations, interest expense and tax amounts and period-over-period change for the six months ended December 31, 2008 and 2007, respectively.

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Net sales	$12,332,000	$14,264,000	$(1,932,000)	(14)%
Total costs and expenses	12,097,000	12,623,000	(526,000)	4%

Income from operations	235,000	1,641,000	(1,406,000)	86%

Interest & other income	56,000	126,000	(70,000)	56%
Interest & other expenses	(19,000)	(19,000)	—	0%
Foreign currency exch. adj.	232,000	(27,000)	259,000	959%

Income before income taxes	504,000	1,721,000	(1,217,000)	(71)%

Income tax expense	(209,000)	(692,000)	(483,000)	(70)%

Net income	$295,000	$1,029,000	$(734,000)	(71)%

Income from operations for the six months ended December 31, 2008 was $235,000, a decrease of $1,406,000, or 86%, compared to $1,641,000 for the six months ended December 31, 2007. Income from operations was affected by the greater decline in our sales relative to our costs as well as the changes in total costs and expenses described in the “Sales,” “Cost of Goods Sold and Gross Margin” and “Selling, General and Administrative Expenses” sections in this “Results of Operations” sub-section.

Interest and other income of $56,000 for the six months ended December 31, 2008 was $70,000 lower, or 56%, compared to the six months ended December 31, 2007 interest and other income of $126,000 and was primarily attributable to lower interest rates on our current investment portfolio. This decrease was partially offset by interest received on our higher cash balances (including long-term investments).

Foreign currency exchange adjustments were $232,000 at December 31, 2008, an increase of $259,000 compared to the adjustments at December 31, 2007. Our increase in foreign currency exchange adjustments was attributable to the strengthening of the U.S. dollar relative to the Polish zloty.

Income before income taxes for the six months ended December 31, 2008 of $504,000 was $1,217,000 lower, or 71%, compared to income before income taxes for the six months ended December 31, 2007 of $1,721,000. The decline is attributable to our reduction in income before income taxes for the reasons discussed above.

Income tax expense for the six months ended December 31, 2008 of $209,000 was $483,000 lower, or 70%, compared to income tax expense for the six months ended December 31, 2007 of $692,000. Our effective tax rate was 41.5% and 40% for fiscal 2009 and 2008, respectively. A valuation allowance has been established to reduce the deferred tax asset to an amount that is more-likely-than-not to be realized. The valuation allowance is based upon the uncertainty of realization of certain Kreisler Polska net operating loss carryforwards.

Net income for the six months ended December 31, 2008 was $295,000, a decrease of $734,000, or 71%, compared to the six months ended December 31, 2007 net income of $1,029,000.

Backlog

Our total backlog as of December 31, 2008 was $29,944,000 compared to $32,100,000 at December 31, 2007, a decrease of $2,156,000, or 7%. Approximately 41% of Kreisler Polska’s decline in backlog is attributable to the strengthening of the U.S. dollar relative to the Polish zloty. Up to approximately 70% of the current backlog is scheduled for delivery over the next 12 months. There can be no assurances, however, that the current backlog will be delivered during that timeframe or at all or that we will recognize any revenue from our backlog. Our backlog as of December 31, 2008 was $3,144,000, or 10%, lower than our June 30, 2008 of

$33,088,000. The federal government has the prerogative to de-obligate funding from or cancel any contract or delivery order at any time. Such cancellations may be subject to termination or cancellation charges paid by the customer to us. Backlog varies considerably from time-to-time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contacts are won. In addition, backlog is subject to change with reduced purchase order duration and terminations. Orders that have already been terminated by a customer are excluded from the backlog even if the amount owed by a customer to us for the termination has not been paid.

	Dec. 31, 2008	Dec. 31, 2007	$ Change	% Change
Kreisler Industrial	$29,192,000	$31,000,000	$(1,808,000)	(6)%
Kreisler Polska(1)	752,000	1,100,000	(348,000)	(32)%

Total Backlog	$29,944,000	$32,100,000	$(2,156,000)	(7)%

(1)

Kreisler Polska December 31, 2008 backlog of 2,227,000 Polish zloty converted at the exchange rate at December 31, 2008 compared to the December 31, 2007 backlog of 2,766,000 Polish zloty converted at the exchange rate at December 31, 2007.

Liquidity and Capital Resources

During the six months ended December 31, 2008, we relied on our operating cash flow and cash on-hand to fund our capital expenditures and working capital requirements. We anticipate using operating cash flow, cash on-hand, special funding programs (as available), and external financing sources such as bank debt and lines of credit for future capital expenditures, acquisitions and working capital requirements. We believe that sufficient liquidity is available to us from these funding sources to support anticipated capital expenditures. In addition, as of December 31, 2008, four commercial customers and the U.S. Government each accounted for more than 10% of our total accounts receivable. Although there is no assurance, we believe the risk of non-payment of these accounts receivables to be low given the favorable credit status of these customers.

Three programs that have contributed to our increased liquidity: (i) the Additional Project Funding Contract (“APFC”) between Kreisler Polska and the Polish Enterprise Development Agency (“PEDA”); (ii) the Supplier Agreement between Kreisler Industrial and Citibank N.A. (“Citibank”) and (iii) the advance payments under the Memorandum of Understanding (“MOU”) between Kreisler Industrial and United Technology Corporation (“UTC”). These three agreements are described in more detail below.

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

The primary ongoing contractual requirements under the APFC, include, but are not limited to: (i) providing information on Kreisler Polska’s investment program status to various Polish governmental entities and (ii) maintaining the investment in capital equipment for a period of 5 years from the date Kreisler Polska submitted the project completion report to the appropriate Polish government entity. The confirmed receipt date of the project completion report by the appropriate Polish government entity was July 27, 2007. Under certain circumstances, as specified in the AFPC, the AFPC may be terminated by the PEDA and Kreisler Polska would be obligated to repay additional funding received from PEDA and/or will not be eligible to receive additional funding from PEDA for a period of 3 years after the termination of the contract.

Kreisler Polska also entered into a Declaration of Blank Bill Issuer (also known as a Bill of Exchange) as part of the APFC between Kreisler Polska and the PEDA. The Declaration of a Blank Bill Issuer is provided as security for the execution of the APFC and authorizes the PEDA to reclaim its funding portion should Kreisler Polska violate the terms of the APFC. Under such circumstances, Kreisler Polska will be obligated to repay the PEDA the total amount of the funding of 1,191,000 Polish zloty (approximately $449,000 at the exchange rate as of the transaction date of September 30, 2007) plus interest. The interest amount would be calculated as if for tax arrears, in Poland, from the date the funds were received to the date the funds are returned. If Kreisler Polska meets all requirements set forth in the APFC, the PEDA will return, without interest, the Declaration of a Blank Bill Issuer to Kreisler Polska after a period of 5 years has elapsed from the completion of the investment program. As of December 31, 2008, Kreisler Polska was in compliance with the terms of the APFC.

Citibank Supplier Agreement

On February 8, 2007, Kreisler Industrial entered into the Supplier Agreement with Citibank. Pursuant to the Supplier Agreement, Citibank provides payment to Kreisler Industrial for accounts receivable owed to Kreisler Industrial from UTC customers. The sale of the accounts receivable by Kreisler Industrial to Citibank is made without recourse to Kreisler Industrial. The primary effect of the Supplier Agreement is to accelerate the payment of these outstanding accounts receivable from approximately 60 days to approximately 10 days. All payments from Citibank to Kreisler Industrial are subject to a discount charge. The discount rate used to calculate the discount charge is the 60-day LIBOR rate plus 1.25%. Effective November 14, 2008, the discount charge increased 0.25 percentage points to the 60-day LIBOR plus 1.50%. The discount charge during the three and six months ended December 31, 2008 averaged approximately 0.8% and 0.7%, respectively, of net sales compared to an average of approximately 1% for the three and six months ended December 31, 2007.

The Supplier Agreement can be terminated at any time and with immediate effect upon 30 days prior written notice by either party to the other party. Either Kreisler Industrial or Citibank may terminate the Supplier Agreement with immediate effect upon 5 days prior written notice if the other party is in breach or fails to perform any of its material obligations under the Supplier Agreement.

UTC MOU

On April 20, 2007, Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. The estimated fiscal 2008 to 2010 sales value of components included in the MOU is approximately $12,000,000. The F119 engine is the sole source engine used on the F-22 Raptor aircraft. Under the MOU, UTC is obligated to provide $2,000,000 of advance payments against future deliveries of F119 engine components from Kreisler Industrial. We have received the entire $2,000,000 (with $500,000 of that amount received during fiscal 2007, $1,000,000 of that amount received during fiscal 2008 and $500,000 received during fiscal 2009). We have used or expect to use a portion of the $2,000,000 advance payment to increase our global production capacity and capabilities, including equipment, working capital and productivity enhancements, of aircraft engine components.

In accordance with the MOU, Kreisler Industrial lowered current unit prices, starting January 1, 2008, in order to provide UTC with an aggregate of $1,000,000 in incremental cost savings over the three-year term of the agreement. A summary of other summary material terms of the MOU is as follows:

•	Three year agreement from January 1, 2008 through December 31, 2010; and

•

If Kreisler Industrial is unable to deliver components to UTC due to financial difficulties or quality discrepancies solely attributable to Kreisler Industrial, UTC will be permitted to recover any remaining portion of the $2,000,000 of advance payment along with the incremental cost savings of $1,000,000.

•

Component selling prices under the MOU may be adjusted, either up or down, based on increases or decreases in the market prices paid by Kreisler Industrial for raw materials, castings, forgings and proprietary fittings. Since January 1, 2008, there have been no adjustments to component selling prices attributable to cost changes in raw materials, castings, forgings and proprietary fittings.

Because Kreisler Industrial and UTC did not enter into a definitive long-term agreement by December 31, 2007, the MOU became binding on both parties by its terms. We expect to enter into a long-term agreement with UTC and currently expect such negotiations to be completed by June 30, 2009.

Cash and Cash Equivalents/Short-term Investments

Our cash and cash equivalents at December 31, 2008 totaled $6,205,000, a decrease of $1,039,000, or 14.3%, compared to cash and cash equivalents of $7,244,000 at June 30, 2008. Our decrease in cash and cash equivalents was attributable to our lower sales and net income as well as increases in capital expenditures during the six months ended December 31, 2008 compared to June 30, 2008. This reduction in our cash and cash equivalents was partially offset by the receipt of $500,000 from UTC under the MOU during the six months ended December 31, 2008.

Long-Term Investments

At December 31, 2008, we no longer held any long-term investments, including long-term investments with an auction reset feature (“auction rate securities”) whose underlying assets were generally real estate investments or student loans. During the six months ended December 31, 2008, all of our auction rate securities were purchased, at par, by either our broker or the security issuer.

We do not maintain investments in equities, commodities or derivatives and do not currently enter into transactions denominated in currencies other than the U.S. dollar or Polish zloty. With the exception of bank deposits, we have minimal interest rate risk on investments or other assets.

We are exposed to market risks primarily from changes in interest rates and changes in the relationship between the U.S dollar and the Polish zloty. We do not engage in financial transactions for trading or speculative purposes though we intend to evaluate, during calendar 2009, the risks and/or benefits of developing a hedging policy to lower our potential exposure to changes in the U.S. dollar relative to the Polish zloty.

Net Cash (Used in)/Provided by Operating Activities

Net cash used in operating activities for the six months ended December 31, 2008 was $131,000 compared to cash provided by operating activities of $2,063,000 for the six months ended December 31, 2007.

	Dec. 31, 2008	Dec. 31, 2007
Net cash (used in)/provided by operating activities	$(131,000)	$2,063,000

The decrease in net cash provided by operating activities was primarily attributable to increases in inventory as well as decreases in liabilities for deferred revenue, accounts payable and accrued expenses. These items were partially offset by decreases in our other current assets (due, in part, to the receipt of $500,000 under the Kreisler Industrial/UTC MOU), accounts receivable and product warranties. During fiscal 2008, we benefited from the receipt of $1,000,000 in advance payments under the UTC MOU described in the “UTC MOU” sub-section above. We expect to maintain our inventory at levels that are both appropriate for our sales volume and enable us to meet our customer delivery requirements.

Net Cash (Used in)/Provided by Investing Activities

Net cash used in investing activities for the six months ended December 31, 2008 was $665,000 and was primarily attributable to purchases of and deposits for capital equipment and leasehold improvements offset by proceeds from the redemption of the auction rate securities described in the “Long-Term Investments” sub-section above.

	Dec. 31, 2008	Dec. 31, 2007
Net cash (used in)/provided by investing activities	$(665,000)	$293,000

Net Cash (Used in) Financing Activities

Net cash flows used in financing activities totaled $71,000 for the six months ended December 31, 2008 and consisted of the payment of obligations under capital leases.

	Dec. 31, 2008	Dec. 31, 2007
Net cash (used in) financing activities	$(71,000)	$(58,000)

General Information

Kreisler Polska exposes us to gains and losses due to fluctuations of a foreign currency versus the U.S. dollar. As of December 31, 2008, accumulated other comprehensive income amounted to $25,000. The net effect of those fluctuations, after adjusting for a tax expense of $10,000, resulted in an increase in stockholders’ equity of $15,000 through December 31, 2008.

Working capital at December 31, 2008 totaled $12,815,000. We believe this level is sufficient to support our working capital needs during the next 12 months. Our long-term liabilities at December 31, 2008 were comprised of obligations under capital leases and accrued environmental expenses totaling $52,000 and $454,000, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates include, but are not limited to, our accounting for environmental remediation, foreign currency translation, inventory valuation, revenue recognition, accounts receivable, reclassifications and accounting for deferred income taxes. In particular, the accounting for these areas requires significant judgments to be made by management.

Environmental Remediation

With regard to the fixed price environmental remediation agreement between us and Resource Control Corporation (“RCC”) entered into in June 2001, the assumption has been made that no new costs, above those identified in the original fixed price agreement, will be incurred as the project continues. We assume that there will be no future discoveries on the site that will require additional remediation. As of June 30, 2007, we consulted with RCC, the company responsible for the fixed price remediation, and concluded that, due to the delayed completion schedule for the remediation, our remaining payment requirements to RCC under the fixed price remediation agreement will be made in fiscal 2010 rather than fiscal 2006 as originally estimated in fiscal 2001. Subject to the terms of the Fixed Price Remediation Agreement (“FPRA”), RCC, not us, is responsible for any cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

Foreign Currency Translation

We comply with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” and accordingly balance sheet accounts are translated at the exchange rate in effect at each balance sheet date; income and expense accounts are translated at the average rates of exchange prevailing during the period. Adjustments related to foreign currency translations are reflected in the accumulated other comprehensive income (loss) component of the statement of changes in stockholders’ equity and comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” The Polish zloty is the functional currency of Kreisler Polska.

Inventories

Inventories are stated at the lower-of-cost-or-market. Raw materials cost is determined on a first-in, first-out basis. Work in process and finished goods are determined on an average cost basis, which is not materially different from a first-in, first-out basis.

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

Kreisler Industrial entered into the MOU with UTC for the delivery of F119 engine components. Under the MOU, UTC agreed to provide a $2,000,000 advance payment against future deliveries of F119 engine components, subject to certain conditions. Kreisler Industrial received the entire $2,000,000 in advance payments (with $500,000 of that amount received during fiscal 2007, $1,000,000 of that amount received during fiscal 2008 and $500,000 received during the six months ended December 31, 2008). Prior to January 1, 2008, we deferred recognizing sales from these advance payments. Deferred sales revenues are recognized based on the difference between the baseline selling price and the actual selling price. The baseline selling price is defined as the price in effect prior to any discounts agreed to in the MOU. During the three and six months ended December 31, 2008, we recognized a total of $286,000 and $622,000, respectively, in deferred sales revenue associated with the advance payments. As of December 31, 2008, remaining deferred revenue totaled $638,000 and is expected to be fully recognized in net sales by September 30, 2009.

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

Accounts receivable-trade is stated at the amount we expect to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. We individually review all accounts receivable balances that exceed the due date and estimate the portion, if any, of the balance that will not be collected. We provide for potentially uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable- trade.

Accounts receivable-trade is presented net of an allowance for estimated uncollectible accounts of $20,000 at December 31, 2008 and 2007. We may adjust the allowance, either up or down, as necessary to adjust for estimated uncollectible accounts.

Reclassifications

Beginning with the fiscal year ended June 30, 2007, we reclassified certain specific expenses from cost of goods sold (“COGS”) to selling, general and administrative expenses (“SG&A”) and others from SG&A expenses to COGS. These expenses include certain insurance policy premiums, employee payroll and benefits, information technology, business travel-related and automobile-related expenses. The application of these reclassifications to the three and six months ended December 31, 2007 resulted in a net increase of $122,000 and $222,000, respectively, in SG&A expenses and a corresponding equal net decrease in COGS. This reclassification had no effect on our total costs and expenses, income from operations or net income for the three and six months ended December 31, 2007.

We also reclassified foreign currency exchange adjustments (“FCEA”) from SG&A expenses to FCEA as part of other income and expense. The application of this reclassification to the three and six months ended December 31, 2007 resulted in a decrease of $21,000 and $27,000, respectively, in SG&A expenses and a corresponding equal increase in foreign currency exchange adjustments. This reclassification had no effect on our income before income taxes or net income for the three and six months ended December 31, 2007.

Three Months Ended December 31, 2007 Reclassifications	As Originally Reported	Net Reclassification Amount
		COGS to SG&A	SG&A to FCEA	Reclassified
Net sales	$7,566,846	$—	$—	$7,566,846

Cost of goods sold (COGS)	6,081,882	(121,599)	—	5,960,283
Selling, general & administrative expenses (SG&A)	633,786	121,599	(21,470)	733,915

Total costs & expenses	6,715,668	—	(21,470)	6,694,198

Income/(loss) from operations	851,178	—	(21,470)	872,648

Interest & other income	61,571	—	—	61,571
Interest & other expenses	(6,311)	—	—	(6,311)
Foreign currency exchange adjustments (FCEA)	—	—	(21,470)	(21,470)

Income before income taxes	$906,438	$—	$—	$906,438

Six Months Ended December 31, 2007 Reclassifications	As Originally Reported	Net Reclassification Amount
		COGS to SG&A	SG&A to FCEA	Reclassified
Net sales	$14,263,793	$—	$—	$14,263,793

Cost of goods sold (COGS)	11,530,343	(221,787)	—	11,308,556
Selling, general & administrative expenses (SG&A)	1,118,930	221,787	(26,565)	1,314,152

Total costs & expenses	12,649,273	—	(26,565)	12,622,708

Income/(loss) from operations	1,614,520	—	(26,565)	1,641,085

Interest & other income	125,286	—	—	125,286
Interest & other expenses	(18,668)	—	—	(18,668)
Foreign currency exchange adjustments (FCEA)	—	—	(26,565)	(26,565)

Income before income taxes	$1,721,138	$—	$—	$1,721,138

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

We also comply with Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more-likely-than-not” that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a significant effect on our balance sheet or statement of operations.

Substantially all earnings of our foreign subsidiary, Kreisler Polska, are expected to be reinvested in overseas expansion. Since we have had limited foreign earnings, any incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

Long-Term Investments

All investments purchased with an original maturity greater than twelve months are considered to be long-term investments. All of our long-term investments are classified as available-for-sale at the respective balance sheet dates. We account for our investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material unrealized differences between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income. The specific identification method is used to determine the realized gains and losses on investments. There were no gross unrealized gains and losses on long-term investments at December 31, 2008 and we held no long-term investments.

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

Compliance with Environmental Laws

In July 1999, we became aware of historical releases of hazardous substances at our Kreisler Industrial manufacturing facility located at 180 Van Riper Avenue, Elmwood Park, New Jersey. We promptly notified the New Jersey Department of Environmental Protection (“NJDEP”) as required by the New Jersey Spill Compensation and Control Act (“Spill Act”) and retained the services of environmental remediation consultants to perform a full site characterization in accordance with the NJDEP’s Technical Requirement for Site Remediation. In June 2001, we entered into a Fixed Price Remediation Agreement (“FPRA”) with Resource Control Corporation (“RCC”). At December 31, 2008, the remaining cost estimated for remediation of the site under the FPRA with RCC was approximately $454,000 (the present value at an interest rate of 6.16%, per annum), virtually all of which is expected to be paid by us in fiscal 2010, provided that RCC achieves specific milestones contained in the FPRA.

On January 20, 2009, we received an updated remediation status report from RCC indicating that the original remediation cost for the entire project of $2,115,122, as specified in the FPRA, will be exceeded by approximately $414,000. Subject to the terms of the FPRA, RCC, not us, is responsible for any unexpected or unanticipated remediation cost increases. We monitor the project status and believe that RCC is capable of meeting RCC’s contractual obligations under the FPRA.

Taxes Paid

Our cash taxes paid during the six months ended December 31, 2008 totaled $362,000, and included $59,000 in additional income taxes from settlement of a dispute with the New Jersey Division of Taxation (see Note 2 in the Notes to the Interim Consolidated Financial Statements). This compares to cash taxes paid of $451,000 for the six months ended December 31, 2007, a decrease of $89,000.

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

Foreign Currency Risk

A significant portion of the revenues of Kreisler Polska, our wholly-owned subsidiary in Poland, are U.S. dollar denominated while our operating expenses in Poland are largely denominated in the Polish zloty. At present, we do not utilize any foreign currency forward exchange contracts or other derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. Accordingly, we may experience foreign exchange losses on receivables and payables and our financial results could be adversely affected by factors such as changes in foreign currency exchange rates. As a result of Kreisler Polska’s increase in U.S. dollar sales, we intend to evaluate during the next 6 to 9 months the risks and/or benefits of utilizing foreign currency forward exchange contracts to lower our exposure to changes in the value of the U.S. dollar relative to the Polish zloty. For the three and six months ended December 31, 2008, foreign currency exchange adjustments were $158,000 and $232,000, respectively, an increase of $180,000 and $259,0000, respectively, compared to the foreign currency adjustments for the three and six months ended December 31, 2007. Our increase in foreign currency exchange adjustments was attributable to the strengthening of the U.S. dollar relative to the Polish zloty.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment strategy to achieve this objective is by investing available funds in a portfolio of cash equivalents, and short-term and long-term investments in a variety of securities, including, but not limited to, direct obligations of the U.S. government, certain U.S. government sponsored entities, investments that are secured by direct or sponsored U.S. government obligations, or certain corporate or municipal debt obligations rated at least single-A or A-1/P-1, as applicable, by both Moody’s Investor Service and Standard and Poor’s. We do not have derivative financial instruments in our investment portfolio.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables. We believe that concentrations of credit risk with respect to our accounts receivable are limited because of the creditworthiness of our customers, which are primarily Fortune 500 corporations or the U.S. Government. In addition, the portion of our accounts receivable associated with the Citibank Supplier Agreement are typically paid within 10 days of invoice issuance. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At December 31, 2008, four commercial customers and the U.S. Government each accounted for more than 10% of our total accounts receivable, net of allowances.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, which our management concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time, we are involved in lawsuits, claims, investigations and proceedings, consisting of commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable; however, we believe that we have valid defenses with respect to the legal matters pending against us (there were none as of December 31, 2008), as well as adequate accruals for any probable and estimable losses. If an unanticipated unfavorable ruling or settlement were to occur in any of these matters in a particular period, our liquidity and financial condition could be adversely impacted, as well as our results of operations and cash flows.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 2008, we held our 2008 Annual Meeting of Stockholders. There were a total of 1,867,948 votes entitled to be cast at the meeting. At the meeting, the stockholders (i) elected five (5) directors comprising our Board of Directors to continue serving on our Board of Directors (“Proposal 1”) and (ii) ratified the selection of Rothstein, Kass & Company, P.C. as our independent registered public accounting firm for the fiscal year ending June 30, 2009. (“Proposal 2”).

Set forth below are (i) the names of the persons elected under Proposal 1 to serve on our Board of Directors for one year until their respective successors are duly elected and qualified or until the director’s earlier resignation or removal and (ii) the results of the voting for Proposal 2.

Nominee	For	Withheld
Wallace N. Kelly	1,779,760	88,188
Ronald L. Nussle, Jr.	1,830,860	37,088
John W. Poling	1,779,145	88,803
Michael D. Stern	1,830,860	37,088
Richard T. Swope	1,830,860	37,088

Set forth below are the results of voting for Proposal 2:

Proposal	For	Against	Abstain	Broker Non-Vote
Proposal 2	1,706,243	11,164	32,292	N/A

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit	Incorporation by Reference
		Form	Filing Date	Number	Filed Herewith
3.1.1	Certificate of Incorporation, as amended	10-KSB	9/29/97	3.1

3.1.2	Amendments to Certificate of Incorporation	10-KSB/A	10/27/06	3.1.2 and 3.1.3

3.2	Amended and Restated Bylaws	8-K	12/17/2007	3.2

11	Statement regarding computation of per share earnings (incorporated by reference to Note 5 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, will not be deemed (i) “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section; or (ii) incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of February 2009.

KREISLER MANUFACTURING CORPORATION

By:	/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporation by Reference
		Form	Filing Date	Number	Filed Herewith
3.1.1	Certificate of Incorporation, as amended	10-KSB	9/29/97	3.1

3.1.2	Amendments to Certificate of Incorporation	10-KSB/A	10/27/06	3.1.2 and 3.1.3

3.2	Amended and Restated Bylaws	8-K	12/17/2007	3.2

11	Statement regarding computation of per share earnings (incorporated by reference to Note 5 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, will not be deemed (i) “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise be subject to the liability of that section; or (ii) incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates them by reference.