Form 10-K/A
period 2008-06-30
KREISLER MANUFACTURING CORP
filed 2009-03-09
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.125 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the issuer as of the close of business on December 31, 2007 was approximately $15,886,000.(1)

The number of shares of Common Stock outstanding as of September 26, 2008, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 1,867,948 shares.

Documents Incorporated by Reference:

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Kreisler Manufacturing Corporation for the fiscal year ended June 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2008, and was amended by Amendment No. 1 on Form 10-K filed with the SEC on October 20, 2008 (as amended, the “Original Report”). Unless otherwise indicated, or the context requires otherwise, references in the Amended Report to “we,” “us,” and “our” or similar terms are to Kreisler Manufacturing Corporation and its subsidiaries.

We are filing this Amended Report to amend Exhibits 31.1 and 31.2 which contain the Certification of our Chief Executive Officer and the Certification of our Chief Financial Officer, respectively. The Certifications included in Exhibits 31.1 and 31.2 to the Original Report inadvertently omitted certain introductory language of paragraph 4 of such certifications.

This Amended Report also amends and restates the consent of Rothstein, Kass & Company, P.C., an independent registered public accounting firm, filed as Exhibit 23.1 with the SEC, to consent to the incorporation by reference of its report dated September 26, 2008 on our consolidated financial statements to our Registration Statement on Form S-8 (File No. 333-139517).

Finally, this Amended Report corrects certain inadvertent omissions and formatting errors on the cover page of the Original Report.

This Amended Report does not affect any other items in our Original Report. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

i

KREISLER MANUFACTURING CORPORATION

ii

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K/A:

3.	Exhibits

Exhibit No.	Description
23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2009

KREISLER MANUFACTURING CORPORATION

By:	/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer

2

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

3