Form 10-Q/A
period 2008-09-30
KREISLER MANUFACTURING CORP
filed 2009-03-09
CIK 56806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (the “Amended Report”) amends the original Quarterly Report on Form 10-Q of Kreisler Manufacturing Corporation for the quarter ended September 30, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2008 (the “Original Report”). Unless otherwise indicated, or the context requires otherwise, references in the Amended Report to “we,” “us,” and “our” or similar terms are to Kreisler Manufacturing Corporation and its subsidiaries.

We are filing this Amended Report to amend Exhibits 31.1 and 31.2 which contain the Certification of our Chief Executive Officer and the Certification of our Chief Financial Officer, respectively. The Certifications included in Exhibits 31.1 and 31.2 to the Original Report inadvertently omitted certain introductory language of paragraph 4 of such certifications pursuant.

This Amended Report also corrects certain inadvertent omissions and formatting errors on the cover page of the Original Report.

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

i

KREISLER MANUFACTURING CORPORATION

ii

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 9, 2009

KREISLER MANUFACTURING CORPORATION

By:	/s/ Edward A. Stern
Edward A. Stern, Co-President & Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

2

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

3